Form 10-Q
period 2022-03-31
AP Acquisition Corp
filed 2022-05-16
CIK 1862993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 001-41176

AP Acquisition Corp
(Exact Name of Registrant As Specified in Its Charter)

Cayman Islands	98-1601227
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)
Unit 2710, 27/F The Center 99 Queen’s Road Central
Hong Kong (Address of Principal Executive Offices)	N/A (Zip Code)

852 2918-0050
(Registrant Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant	APCA-U	New York Stock Exchange

Class A ordinary shares, par value $0.0001 per share	APCA	New York Stock Exchange

Redeemable warrants, each whole warrant exercisable for one share of Class A ordinary stock at an exercise price of $1.00 per share	APCA-W	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☒  No

As of May 11, 2022, 12,835,218 shares of Class A ordinary shares, par value $0.0001, and 4,312,500 shares of Class B ordinary shares, par value $0.0001, were issued and outstanding.

AP ACQUISITION CORP

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

i

ITEM 1. FINANCIAL STATEMENTS

AP ACQUISITION CORP

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash	$729,032	$1,072,135
Prepaid expense	160,924	168,832
Total current assets	889,956	1,240,967
Long-term prepaid expenses	104,664	141,034
Marketable security held in Trust Account	177,693,066	177,675,249
Total assets	$178,687,686	$179,057,250

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Accrued offering costs and expenses	$157,233	$375,747
Due to related party	35,333	5,333
Total current liabilities	192,566	381,080
Deferred underwriting commissions	6,037,500	6,037,500
Total liabilities	6,230,066	6,418,580

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 17,250,000 shares at $10.30 redemption value	177,693,066	177,675,249

Shareholders’ Deficit:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 17,250,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 4,312,500 shares issued and outstanding	431	431
Additional paid-in capital	—	—
Accumulated deficit	(5,235,877)	(5,037,010)
Total shareholders’ deficit	(5,235,446)	(5,036,579)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$178,687,686	$179,057,250

The accompanying notes are an integral part of these unaudited condensed financial statements.

AP ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

Operating costs	$198,867
Loss from operations	(198,867)

Other expense
Stock Compensation Expense	(93,216)
Interest earned on marketable securities held in Trust Account	17,817
Total other expense	(75,399)

Net loss	$(274,266)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	17,250,000
Basic and diluted net loss per share, Class A ordinary shares subject to possible redemption	$(0.01)
Basic and diluted weighted average shares outstanding, Class B ordinary shares	4,312,500
Basic and diluted net loss per share, Class B ordinary shares	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AP ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A		Class B		Additional		Total
	Ordinary Share		Ordinary Share		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	—	$—	4,312,500	$431	$—	$(5,037,010)	$(5,036,579)
Stock Compensation Expense	—	—	—	—	93,216	—	93,216
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	(93,216)	75,399	(17,817)
Net loss	—	—	—	—	—	(274,266)	(274,266)
Balance as of March 31, 2022	—	$—	4,312,500	$431	$—	$(5,235,877)	$(5,235,446)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AP ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

Cash flows from operating activities:
Net loss	$(274,266)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash held in Trust Account	(17,817)
Stock based compensation expense	93,216
Changes in operating assets and liabilities:
Prepaid expenses	44,278
Due to related party	30,000
Accounts payable and accrued expenses	(218,514)
Net cash used in operating activities	(343,103)

Net change in cash	(343,103)
Cash, beginning of the period	1,072,135
Cash, end of period	$729,032
Non-cash investing and financing transactions:
Remeasurement of Class A ordinary shares subject to redemption	$17,817

The accompanying notes are an integral part of these unaudited condensed financial statements.

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from April 22, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (“IPO”), identifying a target company for a Business Combination and proceeding to complete the Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Upon the closing of the IPO on December 21, 2021, $177,675,000 (10.30 per Unit sold in the IPO), including the proceeds of the Private Placement Warrants, was held in a trust account (“ Trust Account”) and may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a 7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its income taxes, if any, the Company’s amended and restated memorandum and articles of association, as discussed below and subject to the requirements of law and regulation, will provide that the proceeds from the IPO and the sale of the Private Placement Warrants held in the Trust Account will not be released from the Trust Account (1) to the Company, until the completion of the initial Business Combination, or (2) to the Company’s public shareholders, until the earliest of (a) the completion of the initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholders properly elected to redeem, subject to the limitations described herein, (b) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 24 months from the closing of the IPO (the “Combination Period”) or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares, and (c) the redemption of the Company’s public shares if the Company has not consummated the initial Business Combination within Combination Period, subject to applicable law. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (b) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial Business Combination or liquidation if the Company has not consummated an initial Business Combination within Combination Period, with respect to such Class A ordinary shares so redeemed. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of its public shareholders.

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

Liquidity and Capital Resources

As of March 31, 2022, the Company had cash of $729,032 and a working capital of $697,390.

The Company’s liquidity needs prior to the IPO had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the founder shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $142,882, which was paid in full on December 21, 2021 (see Note 5). In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of March 31, 2022, there were no amounts outstanding under any Working Capital Loans.

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

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty. Additionally, as a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 - Significant Accounting Policies Basis of Presentation

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and pursuant to the rules and regulations of the Security and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with US GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Use of Estimates

The preparation of unaudited condensed financial statement in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statement and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $729,032 and $1,072,135 in cash as of March 31, 2022 and December 31, 2021, respectively. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Investments Held in Trust Account

As of March 31, 2022, the assets held in the Trust Account was held in trading securities. The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, investments in money market funds that invest in U.S. government securities, cash, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on Investments Held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

At March 31, 2022 and December 31, 2021, the Company had $177,693,066 and $177,675,249 held in the Trust Account, respectively.

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

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The Company’s financial instruments are classified as either Level 1, Level 2 or Level 3. These tiers include:

●Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

As of March 31, 2022, the amount of Class A ordinary shares reflected on the balance sheets are reconciled in the following table:

March 31, 2022
Gross proceeds	$172,500,000
Less:
Proceeds allocated to Public Warrants	(7,417,500)
Class A ordinary shares issuance costs	(10,024,022)
Plus:
Remeasurement adjustment on redeemable ordinary shares	$22,634,588
Class A ordinary shares subject to possible redemption	$177,693,066

Stock Compensation Expense

The Company accounts for stock-based compensation expense in accordance with ASC 718, “Compensation - Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date and recognized over the requisite service period. To the extent a stock-based award is subject to a performance condition, the amount of expense recorded in a given period, if any, reflects an assessment of the probability of achieving such performance condition, with compensation recognized once the event is deemed probable to occur. Forfeitures are recognized as incurred (see Note 5 for more discussion about the details). For the three months ended March 31, 2022, share-based compensation expenses recognized by the Company was $93,216.

Net Loss per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 19,250,000 potential ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three months ended March 31, 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per ordinary shares is the same as basic net loss per ordinary shares for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of ordinary shares:

	For the three months
	ended March 31, 2022
	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(219,413)	$(54,853)
Denominator:
Basic and diluted weighted-average shares outstanding	17,250,000	4,312,500
Basic and diluted net loss per share	$(0.01)	$(0.01)

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

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 for the Company and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

On November 24, 2021, the Sponsor transferred an aggregate of 90,000 Class B ordinary shares to the Company’s three independent directors for an aggregate purchase price of $360. The sale of the Founders Shares to the Company’s independent directors, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Company used a Monte Carlo Model that values the Founder Shares granted to the directors. The key inputs into the Monte Carlo simulation model were (i) risk- free interest rate of 0.93%, (ii) volatility of 13.2%, (iii) estimated term of 2.72 years. According to Monte Carlo simulation, the fair value of the 90,000 shares sold to the Company’s independent directors was approximately $757,122 or $8.412 per share. The appointment of the Company’s independent directors was effective upon the IPO’s Effective Date of December 16, 2021. The Founders Shares were effectively sold subject to a performance condition (i.e., the service period). Compensation expense related to the Founders Shares is recognized according to the service period before the Business Combination, because if the independent directors resign from the Board prior to completion of the Business Combination they must forfeit a pro rata portion of the compensation equal to the portion of the term remaining at the time of the resignation, assuming the Business Combination will be completed two years after the Effective Date. As of March 31, 2022, the independent directors had not resigned from the Company. For the three months ended March 31, 2022, share-based compensation expenses recognized by the Company was $93,216.

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

Promissory Note - Related Party

On April 29, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and are due at the earlier of September 30, 2021 or the closing of the IPO. On September 14, 2021, the Sponsor and the Company signed off an amendment to the Promissory Note, and the loans are due at the earlier of March 31, 2022 or the closing of the IPO. On December 21, 2021, the outstanding balance of $142,882 was fully repaid. The note was terminated at December 21, 2021.

Working Capital Loans

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

Commencing on December 16, 2021 through the earlier of consummation of the initial Business Combination and the liquidation, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative support and to reimburse the Sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial Business Combination. For the three months ended March 31, 2021, the Company accrued $30,000 under the Administrative Services Agreement, which is included in due to related party on the accompanying balance sheet. As of March 31, 2022 and December 31, 2021, the balance of due to related party in connection with administrative service were $35,333 and $5,333, respectively.

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

Note 7 - Shareholders’ Equity

Preference shares - The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A ordinary shares - The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were no Class A ordinary shares issued or outstanding, excluding 17,250,000 Class A ordinary shares subject to possible redemption.

Class B ordinary shares - The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. On April 29, 2021, the Sponsor paid $25,000, or approximately $0.004 per share, to cover certain offering costs in consideration for 5,750,000 Class B ordinary shares, par value $0.0001.

On October 22, 2021, 1,437,500 founder shares were surrendered to the Company for cancellation for no consideration, resulting in 4,312,500 Class B ordinary shares outstanding. All share amounts and related information have been retroactively restated to reflect the share surrender. The founder shares include up to 562,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter, so that the initial shareholder collectively owned 20% of the Company’s issued and outstanding ordinary shares after the IPO. As a result of the underwriters’ election to fully exercise their over-allotment option on December 21, 2021, no Class B ordinary shares are currently subject to forfeiture. As of March 31, 2022 and December 31, 2021, there were 5,750,000 Class B ordinary shares issued or outstanding.

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

The Founder Shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares issued upon conversion will not have redemption rights or be entitled to liquidating distributions from the Trust Account if the Company does not consummate an initial Business Combination) at the time of the initial Business Combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon the completion of the IPO, plus (ii) the total number of Class A ordinary shares issued, deemed issued or issuable upon conversion or exercise of any equity linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued or to be issued to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, its affiliates or any member of the Company’s management team upon conversion of Working Capital Loans (unless the holders of a majority of the issued and outstanding Class B ordinary shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance). In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one to one.

Warrants

As of March 31, 2022, there were 8,625,000 Public Warrants and 10,625,000 Private Placement Warrants outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (i) the Company issues additional Class A ordinary shares or equity linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (iii) the volume weighted average trading price of the Company’s Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummate the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described adjacent to “Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” and “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described adjacent to the caption “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

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

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

●in whole and not in part;
●at a price of $0.01 per warrant;
●upon a minimum of 30 days’ prior written notice of redemption, which the Company refers to as the “30-day redemption period;” and
●if, and only if, the last reported sale price (the “closing price”) of the Company’s Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities - Warrants - Public Shareholders’ Warrants”) for any 20 trading days within a 30 trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

Note 8-Recurring Fair Value Measurements

As of March 31, 2022 and December 31, 2021, investment securities in the Company’s Trust Account consisted of a treasury securities fund in the amount of $177,693,066 and $177,675,249, respectively, which was held as money market funds. The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

Note 9 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to AP Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsor” refer to AP Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this quarterly report including, without limitation, statements under this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this quarterly report, words such “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. No assurance can be given that results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this quarterly report should be read as being applicable to all forward-looking statements whenever they appear in this quarterly report. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

AP Acquisition Corp. was incorporated as a Cayman Islands exempted company on April 22, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses (the “Business Combination”). The Company has not selected any Business Combination target and the Company has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any Business Combination target. The Company will not be limited to a particular industry or geographic region in its identification and acquisition of a target company, except that the Company will not complete the initial Business Combination with a target that is headquartered China (including Hong Kong and Macau) or conducts a majority of its business in China (including Hong Kong and Macau).

Results of Operations

As of March 31, 2022, we have not commenced any operations. All activity for the period from April 22, 2021 (inception) through March 31, 2022, relates to our formation and initial public offering, and, since the completion of our initial public offering, searching for a target to consummate an initial business combination. We will not generate any operating revenues until after the completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from our initial public offering and placed in the trust account.

For the three months ended March 31, 2022, we had a net loss of $274,266, which consisted of operating costs of $198,867, and stock compensation expense of $93,216, offset by interest income earned on marketable securities held in our Trust Account of $17,817.

Liquidity and Capital Resources

As of March 31, 2022, we had cash outside our trust account of $729,032, available for working capital needs. All remaining cash was held in the trust account and is generally unavailable for our use, prior to an initial business combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non- financial assets.

Contractual Obligations

As of March 31, 2022, we did not have any long-term debt, capital or operating lease obligations.

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

Promissory Notes

On April 29, 2021, our sponsor agreed to loan us up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and are due at the earlier of September 30, 2021 or the closing of the IPO. On September 14, 2021, our sponsor and we signed off an amendment to the Promissory Note, and the loans are due at the earlier of March 31, 2022 or the closing of the IPO. On December 21, 2021, the outstanding balance of $142,882 was fully repaid. On December 21, 2021, the note was terminated.

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

Class A Ordinary Share Subject to Possible Redemption

The Company accounts for its Class A ordinary share subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary share subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary share (including ordinary share that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary share are classified as stockholders’ equity. The Company’s ordinary share feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022, 17,250,000 shares of Class A ordinary share subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Loss Per Ordinary Share

We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 19,250,000 potential ordinary shares for outstanding warrants to purchase our shares were excluded from diluted earnings per share for the three months ended March 31, 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 4. CONTROLS AND PROCEDURES

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Internal Control over Financial Reporting

This Report on Form 10-Q does not include a management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies and for an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012.

During the three months ended March 31, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 29, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 29, 2022, except for the risk factor below. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies and increasing the potential liability of certain participants in proposed business combination transactions. These rules, if adopted, whether in the form proposed or in revised form, may materially increase the costs and time required to negotiate and complete an initial business combination and could potentially impair our ability to complete an initial business combination.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On December 21, 2021, we consummated our Initial Public Offering of 17,250,000 Units, inclusive of 2,250,000 Units sold to the underwriters exercising their over-allotment option in full. Of the units sold, Tokyo Century, a strategic partner of our sponsor, purchased an aggregate of 2,000,000 of our units in the initial public offering at the initial public offering price. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $172,500,000. Each Unit consisted of one Class A ordinary share of the Company, par value $0.0001 per share, and one-half of one redeemable warrant of the Company. Credit Suisse Securities (USA) LLC acted as book-running managers of the offering. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-261440). The SEC declared the registration statement effective on December 16, 2021.

Simultaneously with the consummation of the Initial Public Offering, we consummated a private placement of 10,625,000 Private Placement Warrants to our Sponsor at a price of $1.00 per Private Placement Warrant, generating total proceeds of $10,625,000. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are the same as the warrants underlying the Units sold in the Initial Public Offering, except that Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees.

Of the gross proceeds received from the Initial Public Offering and the Private Placement Warrants, $177,675,000 was placed in the Trust Account.

We paid a total of $3,450,000 underwriting discounts and commissions and $986,923 for other costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer $6,037,500 in underwriting discounts and commissions.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AP ACQUISITION CORP

Date: May 16, 2022		/s/ Keiichi Suzuki
	Name:	Keiichi Suzuki
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 16, 2022		/s/ Richard Lee Folsom
	Name:	Richard Lee Folsom
	Title:	Chairman, Director
(Principal Financial and Accounting Officer)