Form 10-Q
period 2022-09-30
AP Acquisition Corp
filed 2022-11-10
CIK 1862993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 001-41176

AP Acquisition Corp
(Exact Name of Registrant As Specified in Its Charter)

Cayman Islands	98-1601227
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)
10 Collyer Quay, #37-00 Ocean Financial Center

Singapore (Address of Principal Executive Offices)	049315 (Zip Code)

+65-6808 6510
(Registrant Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant	APCA-U	New York Stock Exchange

Class A ordinary shares, par value $0.0001 per share	APCA	New York Stock Exchange

Redeemable warrants, each whole warrant exercisable for one share of Class A ordinary stock at an exercise price of $1.00 per share	APCA-W	New York Stock Exchange

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

As of November 10, 2022, 17,250,000 shares of Class A ordinary shares, par value $0.0001, and 4,312,500 shares of Class B ordinary shares, par value $0.0001, were issued and outstanding.

AP ACQUISITION CORP

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

Page
Part I. Financial Information
Item 1. Financial Statements	1
Condensed Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	1
Unaudited Condensed Statement of Operations for the Three and Nine months Ended September 30, 2022 and for the Period from April 22, 2021 (Inception) through September 30, 2021	2
Unaudited Condensed Statement of Changes in Shareholders’ Deficit for the Three and Nine months Ended September 30, 2022	3
Unaudited Condensed Statement of Changes in Shareholders’ Deficit for the Three months Ended September 30, 2021 and for the Period from April 22, 2021 (Inception) through September 30, 2021	4
Unaudited Condensed Statement of Cash Flows for the Nine months Ended September 30, 2022 and for the Period from April 22, 2021 (Inception) through September 30, 2021	5
Notes to Unaudited Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	24
Item 4. Controls and Procedures	24
Part II. Other Information	25
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3. Defaults Upon Senior Securities	25
Item 4. Mine Safety Disclosures	25
Item 5. Other Information	25
Item 6. Exhibits	26
Part III. Signatures	27

i

ITEM 1. FINANCIAL STATEMENTS

AP ACQUISITION CORP

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash	$365,612	$1,072,135
Prepaid expense	170,382	168,832
Total current assets	535,994	1,240,967
Long-term prepaid expenses	30,712	141,034
Marketable security held in Trust Account	178,734,940	177,675,249
Total assets	$179,301,646	$179,057,250

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Accrued offering costs and expenses	$145,001	$375,747
Due to related party	95,333	5,333
Total current liabilities	240,334	381,080
Deferred underwriting commissions	6,037,500	6,037,500
Total liabilities	6,277,834	6,418,580

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 17,250,000 shares at $10.30 redemption value	178,734,940	177,675,249

Shareholders’ Deficit:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding		—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 17,250,000 shares subject to possible redemption)		—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 4,312,500 shares issued and outstanding	431	431
Additional paid-in capital		—
Accumulated deficit	(5,711,559)	(5,037,010)
Total shareholders’ deficit	(5,711,128)	(5,036,579)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$179,301,646	$179,057,250

The accompanying notes are an integral part of these unaudited condensed financial statements.

AP ACQUISITION CORP

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

				For the
				Period from
				April 22,
				2021
	Three Months	Nine months	Three months	(Inception)
	Ended	Ended	Ended	Through
	September 30, 2022	September 30, 2022	September 30, 2021	September 30, 2021
Operating costs	$227,804	674,549	$19,345	$26,472
Loss from operations	(227,804)	674,549	(19,345)	(26,472)

Other income (expense):
Stock Compensation Expense	(95,288)	(282,756)	—	—
Interest earned on investments held in Trust Account	801,953	1,059,691	—	—
Total other income, net	706,665	776,935	—	—

Net income (loss)	$478,861	102,386	$(19,345)	$(26,472)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	17,250,000	17,250,000	—	—
Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$0.02	0.00	$—	$—
Basic and diluted weighted average shares outstanding, Class B ordinary shares	4,312,500	4,312,500	3,750,000	3,750,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.02	0.00	$(0.01)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AP ACQUISITION CORP

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A		Class B		Additional		Total
	Ordinary Share		Ordinary Share		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	—	$—	4,312,500	$431	$—	$(5,037,010)	$(5,036,579)
Stock Compensation Expense	—	—	—	—	93,216	—	93,216
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	(93,216)	75,399	(17,817)
Net loss	—	—	—	—	—	(274,266)	(274,266)
Balance as of March 31, 2022	—	$—	4,312,500	$431	$—	$(5,235,877)	$(5,235,446)
Stock Compensation Expense	—	—	—	—	94,252	—	94,252
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	(94,252)	(145,669)	(239,921)
Net loss	—	—	—	—	—	(102,209)	(102,209)
Balance as of June 30, 2022	—	$—	4,312,500	$431	$—	$(5,483,755)	$(5,483,324)
Stock Compensation Expense	—	—	—	—	95,288		95,288
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	(95,288)	(706,665)	(801,953)
Net income	—	—	—	—	—	478,861	478,861
Balance as of September 30, 2022	—	$—	4,312,500	$431	$—	$(5,711,559)	$(5,711,128)

AP ACQUISITION CORP

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM APRIL 22, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class A		Class B		Additional		Total
	Ordinary Share		Ordinary Share		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — April 22, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Class B ordinary shares issued to initial shareholder	—	—	431,250	431	24,569	—	25,000
Net loss	—	—	—	—	—	(7,127)	(7,127)
Balance as of June 30, 2021	—	$—	4,312,500	$431	$24,569	$(7,127)	$17,873
Net loss	—	—	—	—	—	(19,345)	(19,345)
Balance as of September 30, 2021	—	$—	4,312,500	$431	$24,569	$(26,472)	$(1,472)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AP ACQUISITION CORP

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

		For the
		Period from
		April 22,
	For the Nine	2021
	Months	(Inception)
	Ended	through
	September 30, 2022	September 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$102,386	$(26,472)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on cash held in Trust Account	(1,059,691)	—
Stock based compensation expense	282,756	26,472
Changes in operating assets and liabilities:
Prepaid expenses	108,772	—
Due to related party	90,000
Accounts payable and accrued expenses	(230,746)	—
Net cash used in operating activities	(706,523)	—

Net Change in Cash	(706,523)	—
Cash - Beginning	1,072,135	—
Cash - Ending	$365,612	$—

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$	$306,696
Deferred offering costs paid through promissory note	$	$125,191
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$	$17,873
Remeasurement of Class A ordinary shares subject to redemption	$1,059,691	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

AP ACQUISITION CORP

NOTES TO FINANCIAL STATEMENT

Note 1 - Organization, Business Operation

AP Acquisition Corp (the “Company”) was incorporated as a Cayman Islands exempted company on April 22, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses (the “Business Combination”). The Company has not selected any Business Combination target and the Company has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any Business Combination target. The Company will not be limited to a particular industry or geographic region in its identification and acquisition of a target company, except that the Company will not complete the initial Business Combination with a target that is headquartered China (including Hong Kong and Macau) or conducts a majority of its business in China (including Hong Kong and Macau).

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from April 22, 2021 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (“IPO”), identifying a target company for a Business Combination and proceeding to complete the Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Liquidity, Capital Resources and Going Concern

As of September 30, 2022, the Company had cash of $365,612 and a working capital of $295,660.

The Company’s liquidity needs prior to the IPO had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the founder shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $142,882, which was paid in full on December 21, 2021 (see Note 5). In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of September 30, 2022, there were no amounts outstanding under any Working Capital Loans.

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

The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $365,612 and $1,072,135 in cash as of September 30, 2022 and December 31, 2021, respectively. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Investments Held in Trust Account

As of September 30, 2022, the assets held in the Trust Account was held in trading securities. The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, investments in money market funds that invest in U.S. government securities, cash, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on Investments Held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

At September 30, 2022 and December 31, 2021, the Company had $178,734,940 and $177,675,249 held in the Trust Account, respectively.

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

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The Company’s financial instruments are classified as either Level 1, Level 2 or Level 3. These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

As of September 30, 2022, the amount of Class A ordinary shares reflected on the balance sheets are reconciled in the following table:

September 30, 2022
Gross proceeds	$172,500,000
Less:
Proceeds allocated to Public Warrants	(7,417,500)
Class A ordinary shares issuance costs	(10,024,023)
Plus:
Remeasurement adjustment on redeemable ordinary shares	$23,676,463
Class A ordinary shares subject to possible redemption	$178,734,940

Stock Compensation Expense

The Company accounts for stock-based compensation expense in accordance with ASC 718, “Compensation – Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date and recognized over the requisite service period. To the extent a stock-based award is subject to a performance condition, the amount of expense recorded in a given period, if any, reflects an assessment of the probability of achieving such performance condition, with compensation recognized once the event is deemed probable to occur. Forfeitures are recognized as incurred (see Note 5 for more discussion about the details). For the three and nine months ended September 30, 2022, share-based compensation expenses recognized by the Company was $95,288 and $282,756, respectively.

Net Income (Loss) per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 19,250,000 potential ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three and nine months ended September 30, 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per ordinary shares is the same as basic net income (loss) per ordinary shares for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For the three months ended		For the nine months ended
	September 30, 2022		September 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$383,085	$95,772	$81,909	$20,477
Denominator:
Basic and diluted weighted-average shares outstanding	17,250,000	4,312,500	17,250,000	4,312,500
Basic and diluted net income per share	$0.02	$0.02	$0.00	$0.00

			For the period from
			April 22, 2021 (Inception)
	For the three months ended		through
	September 30, 2021		September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$—	$(19,345)	$—	$(26,472)
Denominator:
Basic and diluted weighted-average shares outstanding	—	3,750,000	—	3,750,000
Basic and diluted net loss per share	$—	$(0.01)	$—	$(0.01)

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

On November 24, 2021, the Sponsor transferred an aggregate of 90,000 Class B ordinary shares to the Company’s three independent directors for an aggregate purchase price of $360. The sale of the Founders Shares to the Company’s independent directors, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Company used a Monte Carlo Model that values the Founder Shares granted to the directors. The key inputs into the Monte Carlo simulation model were (i) risk- free interest rate of 0.93%, (ii) volatility of 13.2%, (iii) estimated term of 2.72 years. According to Monte Carlo simulation, the fair value of the 90,000 shares sold to the Company’s independent directors was approximately $757,122 or $8.412 per share. The appointment of the Company’s independent directors was effective upon the IPO’s Effective Date of December 16, 2021. The Founders Shares were effectively sold subject to a performance condition (i.e., the service period). Compensation expense related to the Founders Shares is recognized according to the service period before the Business Combination, because if the independent directors resign from the Board prior to completion of the Business Combination they must forfeit a pro rata portion of the compensation equal to the portion of the term remaining at the time of the resignation, assuming the Business Combination will be completed two years after the Effective Date. As of September 30, 2022, the independent directors had not resigned from the Company. For the three and nine months ended September 30, 2022, share-based compensation expenses recognized by the Company was $95,288 and $282,756, respectively. For the period from April 22, 2021 (inception) through September 30, 2021 there was no share-based compensation expenses recognized by the Company.

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

Working Capital Loans

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

Commencing on December 16, 2021 through the earlier of consummation of the initial Business Combination and the liquidation, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative support and to reimburse the Sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial Business Combination. For the three and nine months ended September 30, 2022, the Company accrued $30,000 and $90,000, respectively, under the Administrative Services Agreement, which is included in due to related party on the accompanying balance sheet. For the period from April 22, 2022 (inception) through September 30, 2021, the Company did not accrue any expense under the Administrative Service Agreement. As of September 30, 2022 and December 31, 2021, the balance of due to related party in connection with administrative service were $95,333 and $5,333, respectively.

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

Note 7 - Shareholders’ Deficit

Preference shares - The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A ordinary shares - The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were no Class A ordinary shares issued or outstanding, excluding 17,250,000 Class A ordinary shares subject to possible redemption.

Class B ordinary shares - The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. On April 29, 2021, the Sponsor paid $25,000, or approximately $0.004 per share, to cover certain offering costs in consideration for 5,750,000 Class B ordinary shares, par value $0.0001.

On October 22, 2021, 1,437,500 founder shares were surrendered to the Company for cancellation for no consideration, resulting in 4,312,500 Class B ordinary shares outstanding. All share amounts and related information have been retroactively restated to reflect the share surrender. The founder shares include up to 562,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter, so that the initial shareholder collectively owned 20% of the Company’s issued and outstanding ordinary shares after the IPO. As a result of the underwriters’ election to fully exercise their over-allotment option on December 21, 2021, no Class B ordinary shares are currently subject to forfeiture. As of September 30, 2022 and December 31, 2021, there were 5,750,000 Class B ordinary shares issued or outstanding.

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

Warrants

As of September 30, 2022, there were 8,625,000 Public Warrants and 10,625,000 Private Placement Warrants outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (i) the Company issues additional Class A ordinary shares or equity linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (iii) the volume weighted average trading price of the Company’s Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummate the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described adjacent to “Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” and “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described adjacent to the caption “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

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

Note 8 - Recurring Fair Value Measurements

As of September 30, 2022 and December 31, 2021, investment securities in the Company’s Trust Account consisted of a treasury securities fund in the amount of $178,734,940 and $177,675,249, respectively, which was held as money market funds. The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

			Significant	Significant
		Quoted Prices	Other	Other
	Carrying Value	in Active	Observable	Unobservable
	September 30,	Markets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - Money Market Fund	$178,734,940	$178,734,940	$—	$—
	$178,734,940	$178,734,940	$—	$—

			Significant	Significant
		Quoted Prices	Other	Other
	Carrying Value	in Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - Money Market Fund	$177,675,249	$177,675,249	$—	$—
	$177,675,249	$177,675,249	$—	$—

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

Overview

AP Acquisition Corp was incorporated as a Cayman Islands exempted company on April 22, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses (the “Business Combination”). The Company has not selected any Business Combination target and the Company has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any Business Combination target. The Company will not be limited to a particular industry or geographic region in its identification and acquisition of a target company, except that the Company will not complete the initial Business Combination with a target that is headquartered China (including Hong Kong and Macau) or conducts a majority of its business in China (including Hong Kong and Macau).

Results of Operations

As of September 30, 2022, we have not commenced any operations. All activity for the period from April 22, 2021 (inception) through September 30, 2022, relates to our formation and initial public offering, and, since the completion of our initial public offering, searching for a target to consummate an initial business combination. We will not generate any operating revenues until after the completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from our initial public offering and placed in the trust account.

For the three months ended September 30, 2022, we had a net income of $478,861, which consisted of interest income earned on marketable securities held in our Trust Account of $801,953, offset by operating costs of $ 227,804, and stock compensation expense of $95,288.

For the nine months ended September 30, 2022, we had a net income of $102,386, which consisted of interest income earned on marketable securities held in our Trust Account of $1,059,691, offset by operating costs of $674,549, and stock compensation expense of $282,756.

For the three months ended September 30, 2021, we had a net loss of $19,345, which consisted of operating costs.

For the period from April 22, 2021 (inception) through September 30, 2021, we had a net loss of $26,472, which consisted of operating costs.

Liquidity and Capital Resources

As of September 30, 2022, we had cash outside our trust account of $365,612, available for working capital needs. All remaining cash was held in the trust account and is generally unavailable for our use, prior to an initial business combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of September 30, 2022, we did not have any long-term debt, capital or operating lease obligations.

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

Class A Ordinary Share Subject to Possible Redemption

The Company accounts for its Class A ordinary share subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary share subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary share (including ordinary share that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary share are classified as stockholders’ equity. The Company’s ordinary share feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022, 17,250,000 shares of Class A ordinary share subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Loss Per Ordinary Share

We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 19,250,000 potential ordinary shares for outstanding warrants to purchase our shares were excluded from diluted earnings per share for the three and nine months ended September 30, 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

During the three months ended September 30, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 29, 2022 and our Quarterly Reports on Form 10-Q filed with the SEC on May 16, 2022 and August 15, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

AP ACQUISITION CORP

Date: November 10, 2022		/s/ Keiichi Suzuki
	Name:	Keiichi Suzuki
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 10, 2022		/s/ Richard Lee Folsom
	Name:	Richard Lee Folsom
	Title:	Chairman, Director
(Principal Financial and Accounting Officer)