Form 10-K
period 2022-12-31
AP Acquisition Corp
filed 2023-03-03
CIK 1862993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

AP Acquisition Corp
(Exact name of registrant as specified in its charter)

Cayman Islands	001-41176	98-1601227
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

10 Collyer Quay, #37-00 Ocean Financial Center
Singapore	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 852 2918-0050

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Units, each consisting of one Class A Ordinary Share, $0.0001 par value, and one-half of one redeemable warrant	APCA-U	New York Stock Exchange

Class A Ordinary Shares included as part of the units	APCA	New York Stock Exchange

Redeemable Warrants included as part of the units, each whole warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50	APCA-W	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐ No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes☐ No☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☒  No ☐

The aggregate market value of the voting shares held by non-affiliates of the registrant on June 30, 2022, computed by reference to the closing price for such shares on the Nasdaq Stock Market (“Nasdaq”) on such date, was $173,017,500.

As of March 2, 2023, 17,250,000 Class A ordinary shares, par value $0.0001, and 4,312,500 Class B ordinary shares, par value $0.0001, were issued and outstanding.

Documents Incorporated by Reference: None.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), or the context otherwise requires, references to:

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;
●	“equity-linked securities” are to any debt or equity securities that are convertible, exercisable or exchangeable for our Class A ordinary shares issued in a financing transaction in connection with our initial business combination, including but not limited to a private placement of equity or debt;
●	“extension option” are to our option, upon deposit of an additional $0.10 per public share (a total of $1,750,000) into the trust account, to extend the available time to consummate our initial business combination by three months. We may exercise the extension option up to two times by resolution of our board if requested by our sponsor, allowing for up to an additional six months (for a total of 24 months) to complete a business combination;
●	“Extension Period” is to any one of the two permitted additional three-month periods in which we have to consummate a business combination beyond 18 months pursuant to the exercise of an extension option by resolution of our board if requested by our sponsor;
●	“founder shares” are to our Class B ordinary shares initially issued to our initial shareholders in a private placement prior to the initial public offering and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination or earlier at the option of the holders thereof (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);
●	“initial shareholder” are to holder of our founder shares prior to the initial public offering (including all of the founder shares that our sponsor will transfer to each of our three independent directors);
●	“management” or our “management team” are to our executive officers and directors (including our directors that will become directors in connection with the consummation of the initial public offering);
●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;
●	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of the initial public offering;
●	“public shareholders” are to the holders of our public shares, including our sponsor and management team to the extent our sponsor and/or members of our management team purchase public shares, provided that our sponsor’s and each member of our management team’s status as a “public shareholder” will only exist with respect to such public shares;
●	“public shares” are to our Class A ordinary shares sold as part of the units in the initial public offering (whether they are purchased in the initial public offering or thereafter in the open market);
●	“public warrants” are to our warrants sold as part of the units in the initial public offering (whether they are purchased in the initial public offering or thereafter in the open market);
●	“sponsor” are to AP Sponsor LLC, a Cayman Islands limited liability company;
●	“warrants” are to our redeemable warrants, which include the public warrants as well as the private placement warrants to the extent that they are no longer held by the initial purchasers of the private placement warrants or their permitted transferees; and
●	“we,” “us,” “our,” “company,” “the Company” or “our company” are to AP Acquisition Corp, a Cayman Islands exempted company.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including, without limitation, statements under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete an initial business combination;
●	our expectations around the performance of the prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic and other events (such as terrorist attacks, natural disasters or other significant outbreaks of infectious diseases);
●	the ability of our officers and directors to generate a number of potential investment opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties; or
●	our financial performance following our initial public offering.

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

●	We are an exempted company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
●	Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us or in the future performance of the target business we may acquire.
●	The renewable energy, renewable technology and energy services and solutions sectors are rapidly evolving, and we may not have sufficient experience investing in certain areas within these sectors.
●	We may face certain risks related to renewable energy, renewable technology and energy services and solutions sector companies.
●	Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.
●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.
●	If we seek shareholder approval of our initial business combination, our sponsor and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.
●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.
●	The requirement that we consummate an initial business combination within 18 months after the initial public offering or during any Extension Period may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.
●	We have the right, but not the obligation, to extend the term we have to consummate our initial business combination for up to an additional six months without providing our shareholders with voting or redemption rights relating thereto.
●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) outbreak and the status of debt and equity markets.

●	We may not be able to consummate an initial business combination within 18 months after the initial public offering or during any Extension Period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.
●	If we seek shareholder approval of our initial business combination, our sponsor, officers, directors, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.
●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
●	The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
●	You will not be entitled to protections normally afforded to investors of many other blank check companies.
●	If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.
●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.30 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.
●	If the net proceeds of the initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for the 18 months following the initial public offering or during any Extension Period, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

v

PART I

ITEM 1.BUSINESS

Overview

We are a company incorporated as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Report as our initial business combination. We will not complete our initial business combination with a target that is headquartered China (including Hong Kong and Macau) or conducts a majority of its business in China (including Hong Kong and Macau).

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

Our selection process leverages our management team’s broad, unique industry expertise and proven deal-sourcing capabilities to provide us with a strong pipeline of potential targets. Our management team and directors have experience in:

●	investing in businesses globally and enabling them to build their business and gain market access across European and Asian markets and beyond;
●	investing in the renewable energy space, especially in Europe, which is the frontier in terms of de-carbonization;
●	investing in quality businesses by means of corporate carve-outs from Japanese conglomerates to unlock and realize incremental value;
●	partnering with management teams to drive value creation and long-term strategies;

●	developing and growing companies, both organically and inorganically, in a broad range of industries;
●	managing and operating companies, setting and changing strategies, and identifying, mentoring and recruiting top-notch talent;
●	successfully identifying and executing large M&A transactions; and
●	accessing the capital markets across the business cycle, including securing funding from other reputable investors and lenders, and assisting companies with the transition to public ownership.

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

Acquisition Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are critical to evaluating prospective companies within our targeted sub-sectors:

●	Companies in the energy transition sector with a potential high impact on de-carbonization and sustainability;
●	Ability to be a globally competitive business with the opportunity to expand in high-growth Asian and global markets;
●	Opportunities for growth, organically or through add-on acquisitions, in a short to medium term time horizon;
●	Quality and track record of the management with solid execution capabilities, entrepreneurial drive, dynamic corporate culture and demonstrated leadership in target markets; and
●	Ability and readiness to benefit from access to the public market.

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

Competitive Strengths

We believe that with Advantage Partners and our management team’s different backgrounds combined, the sourcing, evaluation, diligence and execution capabilities of our management team provides us with a significant pipeline of opportunities from which to evaluate and select a target for an initial business combination that will benefit from our extensive experience. Our competitive strengths include the following:

●	Strong expertise in improving an investee company’s performance by governance, operations, and organizations;
●	Long accumulated know-how and experience in consulting and management skill sets;
●	Well-established reputation and connections in the Asian / Japanese markets as well as Europe;
●	Proved experience in investing in renewable and de-carbonizing businesses;
●	Proprietary access and senior contacts with Japanese and European corporate executives in renewable and de-carbonization businesses;
●	Differentiated geographic focus on European and Asian markets; and
●	Rich untapped pipeline that is underserved from a SPAC perspective.

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

If we held a shareholder vote to approve our initial business combination, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and
●	file proxy materials with the SEC.

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

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and
●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

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

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association provides that we have only 18 months from the closing of the initial public offering or during an Extension Period to consummate an initial business combination. If we have not consummated an initial business combination within 18 months from the closing of the initial public offering or during an Extension Period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There is no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination within 18 months from the closing of the initial public offering or during an Extension Period. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

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

Facilities

We currently maintain our executive offices at 10 Collyer Quay, #37-00 Ocean Financial Center, Singapore. The cost for our use of this space is included in the $10,000 per month fee we pay to our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

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

ITEM 1A.RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Report and our other filings with the SEC, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks

We are a company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a Cayman Islands exempted company with no operating results. Because we lack a substantial operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. If we fail to complete our initial business combination, we will never generate any operating revenues.

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

We may not be able to find a suitable target business and consummate an initial business combination within 18 months after the closing of the initial public offering or during any Extension Period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets, geopolitical tension and the other risks described herein. For example, the outbreak of COVID-19 continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 and other crises or events, such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases may negatively impact businesses we may seek to acquire. It may also have the effect of heightening many of the other risks described in this “Risk Factor” section, such as those related to the market for our securities and cross-border transactions. Furthermore, on March 30, 2022, the SEC issued the SPAC Rule Proposals relating, among other items, to disclosures in SEC filings in connection with business combination transactions between SPACs such as us and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to the Investment Company Act and the regulations thereunder. Certain of the procedures that we, a potential initial business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing a business combination, and may make it more difficult to complete an initial business combination. The need for compliance with the SPAC Rule Proposals may also cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.30 per public share, or less than $10.30 per public share, on the redemption of their shares, and our warrants will expire worthless.

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

If the NYSE delists any of our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Class A ordinary shares are a “penny stock,” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

Since the net proceeds of our initial public offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 upon the completion of the initial public offering and the sale of the private placement warrants and have filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units were immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if the initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

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

In addition, as more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive business combinations could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

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

Of the net proceeds of the initial public offering and the sale of the private placement warrants, only approximately $1,190,000 was available to us initially outside the trust account to fund our working capital requirements. We believe that the funds available to us outside of the trust account, together with funds available from loans from our sponsor, its affiliates or members of our management team, will be sufficient to allow us to operate for at least the 18 months following the closing of the initial public offering; however, we cannot assure you that our estimate is accurate, and our sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

We may choose to incur substantial debt to complete our initial business combination. We and our officers and directors have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
●	our inability to pay dividends on our Class A ordinary shares;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of the initial public offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business that may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from our initial public offering and the sale of the private placement warrants provided us with $171,637,500 that we may use to complete our initial business combination (after taking into account the $6,037,500 of deferred underwriting commissions being held in the trust account and the non-reimbursed expenses of the initial public offering).

We may effectuate our initial business combination with a single-target business or multiple-target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities that may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

As described above, the SPAC Rule Proposals relating to, among other things, circumstances in which SPACs such as us could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria. To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a SPAC to file a report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of the registration statement relating to the SPAC’s initial public offering. Such SPAC would then be required to complete its initial business combination no later than 24 months after the effective date of the registration statement relating to its initial public offering.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that has not entered into a definitive agreement within 18 months after the effective date of the registration statement relating to its initial public offering or that does not complete its initial business combination within 24 months after such date. We have not entered into a definitive business combination agreement as of the date of this Report, and may not be able to complete our initial business combination within 24 months after the effective date of the registration statement relating to our IPO. The longer that the funds in the Trust Account are held in short-term U.S. government securities or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, there is a greater risk that we may be considered an unregistered investment company. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company. If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate and dissolve. If we are required to liquidate and dissolve, our investors would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of our stock following such a transaction.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including restrictions on the nature of our investments and restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination. In addition, we may be subject to burdensome requirements, including registration as an investment company with the SEC, adoption of a specific form of corporate structure, and reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to, and we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate and dissolve. If we are required to liquidate and dissolve, our investors would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of our stock following such a transaction.

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

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after the completion of our initial business combination. We may also issue Class A ordinary shares in connection with our redeeming the warrants or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth herein. However, our amended and restated memorandum and articles of association provides, among other things, that prior to or in connection with our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with public shareholders on any initial business combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial business combination or to approve an amendment to our amended and restated memorandum and articles of association to extend the time the company has to consummate a business combination beyond 18 months from the closing of the initial public offering or amend the forgoing provisions. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

●	may significantly dilute the equity interest of investors in the initial public offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;
●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;
●	could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;
●	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants; and
●	may not result in adjustment to the exercise price of our warrants.

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

Business combinations with companies in the renewable energy, renewable technology and Energy-as-a-Service sectors entail certain risks. If we are successful in completing a business combination with such a target business, we may be subject to, and possibly adversely affected by, the following risks:

●	recognizing that the market for CO2 avoidance and removal is grounded in science, any material change in consensus scientific opinion in respect of the urgency or potential remedies to the climate challenge could affect the economics of or total addressable market for clean energy and other CO2 reducing products and specialists;
●	governmental or regulatory actions in any or all of our chosen markets, even if well intentioned from a climate perspective, could have an immediate and dramatic effect on our business operations and opportunities;
●	the increasingly partisan nature of the public debate about climate issues could result in a consumer backlash in certain markets against products and services which exist, in whole or in part, to reduce CO2 emissions into the atmosphere;
●	shifting approaches over time to how CO2 emissions are calculated, or to the perceived long term effectiveness of various approaches to CO2 storage and sequestration, could affect the perceived environmental benefit of our products and services;
●	dependence of our operations upon third-party suppliers or service providers whose failure either to perform adequately or to adhere to our environmental standards could disrupt our business;
●	difficulty in establishing and implementing a commercial and operational approach adequate to address the specific needs of the markets we are pursuing;
●	difficulty in identifying effective local partners and developing any necessary partnerships with local businesses on commercially and environmentally acceptable terms;
●	our inability to comply with governmental regulations or obtain governmental approval for our products and/or business operations;
●	difficulty in competing against established companies who may have greater financial resources and/or a more effective or established localized business presence and/or an ability to introduce and sell low or no carbon products at minimal or negative operating margins for sustained periods of time;
●	difficulty in competing successfully with improved technologies introduced subsequent to our own;
●	the possibility of applying an ineffective commercial approach to targeted markets, including product offerings that may not meet market needs with respect to their environmental or non-environmental attributes;
●	an inability to build strong brand identity, environmental credibility or reputation for exceptional customer satisfaction and service;
●	difficulty in generating sufficient sales volumes at economically sustainable profitability levels;
●	difficulty in timely identifying, attracting, training, and retaining qualified sales, technical, and other personnel; and
●	any significant disruption in our computer systems or those of third parties that we would utilize in our operations, including disruptions or failure of our networks, systems or technology as a result of computer viruses, “cyber attacks,” misappropriation of data or other malfeasance, as well as outages, natural disasters, terrorist attacks, accidental releases of information or similar events;

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

After the completion of the initial public offering, only holders of our founder shares have the right to vote on the appointment of directors. As a result, the NYSE may consider us to be a “controlled company” within the meaning of the NYSE corporate governance standards. Under the NYSE corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

●	we have a board that includes a majority of “independent directors,” as defined under the rules of the NYSE;
●	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

●	we have a nominating committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

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

On April 29, 2021, our sponsor made a capital contribution of $25,000, or approximately $0.004 per share, to cover certain expenses on our behalf in consideration of 5,750,000 Class B ordinary shares, par value $0.0001. On October 22, 2021, the sponsor surrendered an aggregate of 1,437,500 founder shares for nil consideration which were cancelled, thereby reducing the aggregate number of founder shares held by the sponsor to 4,312,500, at approximately $0.006 per share. On November 24, 2021, our sponsor transferred 30,000 Class B ordinary shares to each of our three independent directors for an aggregate price of $360. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor purchased an aggregate of 10,625,000 private placement warrants, each exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment, at a price of $1.00 per warrant for $10,625,000, in a private placement that closed simultaneously with the closing of the initial public offering. On December 21, 2021, we consummated our initial public offering of 17,250,000 units, including 2,250,000 units issued to the underwriter upon the full exercise of its over-allotment option, at $10.00 per unit, generating gross proceeds of $172.5 million, and incurring offering costs of approximately $10.5 million, inclusive of $6.0 million in deferred underwriting commissions. If we do not consummate an initial business combination within 18 months from the closing of the initial public offering or during any Extension Period, the private placement warrants will expire worthless. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 18-month anniversary of the closing of the initial public offering nears, which is the deadline for our consummation of an initial business combination.

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

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;
●	rules and regulations regarding currency redemption;
●	complex corporate withholding taxes on individuals;
●	laws governing the manner in which future business combinations may be effected;
●	exchange listing and/or delisting requirements;
●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;
●	local or regional economic policies and market conditions;

●	unexpected changes in regulatory requirements;
●	longer payment cycles;
●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;
●	currency fluctuations and exchange controls;
●	rates of inflation;
●	challenges in collecting accounts receivable;
●	cultural and language differences;
●	employment regulations;
●	underdeveloped or unpredictable legal or regulatory systems;
●	corruption;
●	protection of intellectual property;
●	social unrest, crime, strikes, riots and civil disturbances;
●	regime changes and political upheaval;
●	terrorist attacks, natural disasters and wars; and
●	deterioration of political relations with the United States.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

We currently maintain our executive offices at 10 Collyer Quay, #37-00 Ocean Financial Center, Singapore. The cost for our use of this space is included in the $10,000 per month fee we will pay to our sponsor for office space, secretarial and administrative services. We consider our current office space adequate for our current operations.

ITEM 3.LEGAL PROCEEDINGS

To the knowledge of our management, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)Market Information

Our units, Class A ordinary shares and warrants are each traded on the NYSE under the symbol “APCA-U”, “APCA” and “APCA-W” respectively. Our units commenced public trading on December 17, 2021. Our Class A ordinary shares and warrants began separate trading on February 7, 2022.

(b)Holders

On March 2, 2023, there was one holder of record of our units, one holder of record of our Class A ordinary shares, four holders of record of our Class B ordinary shares and two holders of record of our warrants.

(c)Dividends

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

(d)Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)Performance Graph

Not applicable.

(f)Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Not applicable.

(g)Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.[RESERVED]

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

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report, including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

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

Results of Operations

As of December 31, 2022, we have not commenced any operations. All activity for the period from April 22, 2021 (inception) through December 31, 2022, relates to our formation and initial public offering, and, since the completion of our initial public offering, searching for a target to consummate an initial business combination. We will not generate any operating revenues until after the completion of our initial business combination, at the earliest. We generate non-operating income in the form of interest income from the proceeds derived from our initial public offering and placed in the trust account.

For the year ended December 31, 2022, we had a net income of $1,226,432, which consisted of interest income earned on marketable securities held in our Trust Account of $2,562,680, offset by operating costs of $958,205 and stock compensation expense of $378,043.

For the period from April 22, 2021 (Inception) through December 31, 2021, we had a net loss of $53,480, which consisted of operating costs of $37,157 and stock compensation expense of $16,572, offset by interest income earned on marketable securities held in our Trust Account of $249.

Liquidity, Capital Resources and Going Concern

As of December 31, 2022, we had cash outside our trust account of $314,229, available for working capital needs. All remaining cash was held in the trust account and is generally unavailable for our use, prior to an initial business combination.

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

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until June 21, 2023 (assuming no extension) to consummate the initial Business Combination. We intend to complete the initial Business Combination before the mandatory liquidation date. However, there can be no assurance that we will be able to consummate any business combination by June 21, 2023 (assuming no extension). Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after June 21, 2023 (assuming no extension).

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of December 31, 2022, we did not have any long-term debt, capital or operating lease obligations.

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

Except as described herein, the Company’s initial shareholder, executive officers and directors have agreed not to transfer, assign or sell their Founder Shares until the earliest of (A) one year after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, (x) if the closing price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company complete a liquidation, merger, share exchange or other similar transaction that results in all of the public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. Any permitted transferees would be subject to the same restrictions and other agreements of the initial shareholder with respect to any Founder Shares. The Company refers to such transfer restrictions throughout this Report as the lock up.

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

Class A Ordinary Share Subject to Possible Redemption

The Company accounts for its Class A ordinary share subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary share subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary share (including ordinary share that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary share are classified as stockholders’ equity. The Company’s ordinary share feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2022, 17,250,000 shares of Class A ordinary share subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Income (Loss) Per Ordinary Share

We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 19,250,000 potential ordinary shares for outstanding warrants to purchase our shares were excluded from diluted earnings per share for the year ended December 31, 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods.

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Controls Over Financial Reporting

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

None.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

The audit committee is responsible for:

●	meeting with our independent registered public accounting firm regarding, among other issues, audits and the adequacy of our accounting and control systems;
●	monitoring the independence of the independent registered public accounting firm;
●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;
●	inquiring and discussing with management our compliance with applicable laws and regulations;
●	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;
●	appointing or replacing the independent registered public accounting firm;
●	determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent registered public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;
●	monitoring compliance on a quarterly basis with the terms of the initial public offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of the initial public offering; and
●	reviewing and approving all payments made to our existing shareholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

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

Guidelines for Selecting Director Nominees

The guidelines for selecting director nominees, which is specified in our charter, provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;
●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and
●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

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

Under the NYSE listing standards, we are required to have a compensation committee composed entirely of independent directors. Our board of directors has determined that each of Shankar Krishnamoorthy, Henrik Baek Jorgensen and Helena Anderson are independent. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer, evaluating the performance of our Chief Executive Officer in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving the compensation of all of our other Section 16 executive officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation and equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;
●	producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

Conflicts of Interest

Under Cayman Islands law, officers and directors owe the following fiduciary duties:

●	duty to act in good faith in what the officer or director believes to be in the best interests of the company as a whole;
●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;
●	directors should not improperly fetter the exercise of future discretion;
●	duty to exercise powers fairly as between different sections of shareholders;
●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and
●	duty to exercise independent judgment.

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

Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation
Keiichi Suzuki	Advantage Partners Inc.	Financial services	Partner
Richard Lee Folsom	Advantage Partners (H.K.) Limited	Financial services	Representative Partner(1)
Shankar Krishnamoorthy	SAS Ÿnsect	Agriculture	Executive Vice President and Chief Strategy Officer
	Caruna	Electricity	Director
Henrik Baek Jorgensen	Vestas Wind Systems A/S	Manufacturing	Vice President, Employee
Helena Anderson	Ikigai Capital Limited	Consulting	Director and COO

	Ikigai Axl Limited	Investment Project	Director and COO

	Ikigai Energy Limited	Development	Director and COO
(1)	Advantage Partners (H.K.) Limited is an entity operating in the financial services sector that is an affiliated entity of Advantage Partners. Richard Lee Folsom also assumes director and other positions at certain funds, affiliates and other related entities (including certain portfolio companies in which the funds or other related entities invest) of Advantage Partners.

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers and directors is engaged in, or may in the future engage in, several other business endeavors for which he or she may be entitled to substantial compensation, and our officers and directors are not obligated to contribute any specific number of hours per week to our affairs.

●	Our sponsor subscribed for founder shares prior to the date of this Report and purchased private placement warrants in a transaction that will close simultaneously with the closing of the initial public offering.
●	Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of the initial public offering or during an Extension Period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. Additionally, our sponsor and each member of our management team have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within the prescribed timeframe. If we do not complete our initial business combination within the prescribed timeframe, the private placement warrants will expire worthless. Except as described herein, our initial shareholder, executive officers and directors have agreed not to transfer, assign or sell any of their founder shares until the earliest of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. Except as described herein, the private placement warrants will not be transferable until 30 days following the completion of our initial business combination. Our officers and directors who own ordinary shares or warrants directly or indirectly may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.
●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors is included by a target business as a condition to any agreement with respect to our initial business combination. In addition, our sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates.

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

ITEM 11.EXECUTIVE COMPENSATION

See “Item 10. Directors, Executive Officers and Corporate Governance—Executive Officer and Director Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of ordinary shares as of March 2, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of our shares of ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;
●	each of our executive officers and directors that beneficially owns our ordinary shares; and
●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 17,250,000 Class A ordinary shares (which includes Class A ordinary shares that are underlying the units) and 4,312,500 Class B ordinary shares outstanding as of March 2, 2023. The table below does not include the Class A ordinary shares underlying the private placement warrants held by our sponsor because these securities are not exercisable within 60 days of this Report.

	Class B ordinary shares			Class A ordinary shares
	Number of Shares			Number of Shares		Approximate
	Beneficially		Approximate	Beneficially	Approximate	Percentage of
Name of Beneficial Owners(1)	Owned(2)		Percentage of Class	Owned	Percentage of Class	Voting Control
AP Sponsor LLC (our sponsor)	4,222,500	(3)	97.9%	—	—	19.6%
Richard Lee Folsom	4,222,500	(3)	97.9%	—	—	19.6%
Keiichi Suzuki	—		—	—	—	—
Shankar Krishnamoorthy	30,000		*	—	—	*
Baek Jorgensen	30,000		*	—	—	*
Helena Anderson	30,000		*	—	—	*
All executive officers and directors as a group (Five individuals)	4,312,500		100.0%	—	—	20.0%
Tokyo Century Corporation(4)	—		—	2,000,000	11.6%	9.3%
Saba Capital Management, L.P.(5)	—		—	1,609,522	9.3%	7.5%
Highbridge Capital Management, LLC(6)	—		—	1,330,582	7.7%	6.2%
*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of our shareholders is 10 Collyer Quay, #37-00 Ocean Financial Center, Singapore.
(2)	Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares one a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, at the time of our initial business combination or earlier at the option of the holders thereof as described in the section entitled “Description of Securities.”
(3)	The shares reported above are held in the name of our sponsor. Richard Lee Folsom is the sole manager of the Sponsor and has sole voting and dispositive power with respect to the securities of the Issuer held by the Sponsor. As such, Mr. Folsom may be deemed to have or share beneficial ownership of the shares held directly by the Sponsor.
(4)	Based solely on the Schedule 13G filed by Tokyo Century Corporation on December 29, 2021. Tokyo Century Corporation may be deemed to have voting and dispositive power with respect to the 2,000,000 Class A Units. Tokyo Century Corporation is a publicly-traded company listed on the Tokyo Stock Exchange. Its business address is FUJI SOFT Bldg. 3 Kanda-neribeicho, Chiyoda-ku, Tokyo 101-0022 Japan.
(5)	Based solely on the Schedule 13G/A filed by Saba Capital Management, L.P., Saba Capital Management GP, LLC and Mr. Boaz R. Weinstein on February 14, 2023, (a) each of Saba Capital Management, L.P., a Delaware limited partnership, Saba Capital Management GP, LLC, a Delaware limited liability company, and Mr. Boaz R. Weinstein have the shared voting power and the shared dispositive power with respect to 1,609,522 Class A ordinary shares; and (b) the business address of each of the foregoing persons is 405 Lexington Avenue, 58th Floor, New York, New York 10174.
(6)	Based solely on the Schedule 13G filed by Highbridge Capital Management, LLC on February 2, 2023, (a) Highbridge Capital Management, LLC is a Delaware limited liability company and the investment adviser to certain funds and accounts (the “Highbridge Funds”), and the Highbridge Funds have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the Class A ordinary shares reported herein held by Highbridge Capital Management, LLC. Highbridge SPAC Opportunity Fund, L.P., a Highbridge Fund, has the right to receive or the power to direct the receipt of dividends or the proceeds from the sale of more than 5% of the Class A Ordinary Shares; and (b) the business address of Highbridge Capital Management, LLC is 277 Park Avenue, 23rd Floor, New York, New York 10172.

Our sponsor, officers and directors are deemed to be our “promoter” as such term is defined under the federal securities laws.

Changes in Control

None.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Administrative Services Agreement

Commencing on December 16, 2021 through the earlier of consummation of an initial business combination and the liquidation, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative support and to reimburse the Sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial Business Combination. For the year ended December 31, 2022, the Company incurred $12,000 under the Administrative Services Agreement. As of December 31, 2022, the balance of due to related party in connection with administrative service were $120,000.

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

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees paid to Marcum Asia CPAs LLP (“Marcum Asia”) for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by Marcum Asia for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2022 and for the period from April 22, 2021 (inception) through December 31, 2021, and of services rendered in connection with our initial public offering, totaled $80,083 and $100,286, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay Marcum Asia any audit-related fees during the year ended December 31, 2022 and the period from April 22, 2021 (inception) through December 31, 2021.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Marcum Asia any tax fees during the year ended December 31, 2022 and the period from April 22, 2021 (inception) through December 31, 2021.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay Marcum Asia any other fees during the year ended December 31, 2022 and the period from April 22, 2021 (inception) through December 31, 2021.

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

ITEM 15.EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

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

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the InLine XBRL document)
*	Filed herewith
**	Furnished herewith

ITEM 16.FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 3, 2023

AP Acquisition Corp

/s/ Richard Lee Folsom
Name:	Richard Lee Folsom
Title:	Chairman and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Richard Lee Folsom	Chairman, Director	March 3, 2023
Richard Lee Folsom	(Principal Financial and Accounting Officer)

/s/ Keiichi Suzuki	Chief Executive Officer and Director	March 3, 2023
Keiichi Suzuki	(Principal Executive Officer)

/s/ Shankar Krishnamoorthy	Director	March 3, 2023
Shankar Krishnamoorthy

/s/ Henrik Baek Jorgensen	Director	March 3, 2023
Henrik Baek Jorgensen

/s/ Helena Anderson	Director	March 3, 2023
Helena Anderson

AP ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of AP Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of AP Acquisition Corp. (the “Company”) as of December 31, 2022, the related statements of operations, changes in shareholders’ deficit and cash flows for year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the company’s liquidation date is less than one year from the date of the financial statements is issued. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Marcum Asia CPAs LLP

Marcum Asia CPAs LLP

We have served as the Company’s auditor since 2021.

New York, NY

March 3, 2023

Firm ID#: 5395

NEW YORK OFFICE ● 7 Penn Plaza • Suite 830 ● New York, New York ● 10001

Phone 646.442.4845 ● Fax 646.349.5200 ● www.marcumasia.com

AP ACQUISITION CORP.

BALANCE SHEETS

	December 31,	December 31,
	2022	2021
Assets
Current assets:
Cash	$314,229	$1,072,135
Prepaid expense	143,034	168,832
Total current assets	457,263	1,240,967
Long-term prepaid expenses	—	141,034
Marketable security held in Trust Account	180,237,929	177,675,249
Total assets	$180,695,192	$179,057,250

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Accrued offering costs and expenses	$288,154	$375,747
Due to related party	126,393	5,333
Total current liabilities	414,547	381,080
Deferred underwriting commissions	6,037,500	6,037,500
Total liabilities	6,452,047	6,418,580

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 17,250,000 shares at $10.45 and $10.30 redemption value for December 31, 2022 and 2021, respectively	180,237,929	177,675,249

Shareholders’ Deficit:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding at December 31, 2022 and 2021		—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 17,250,000 shares subject to possible redemption) at December 31, 2022 and 2021		—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 4,312,500 shares issued and outstanding at December 31, 2022 and 2021	431	431
Additional paid-in capital		—
Accumulated deficit	(5,995,215)	(5,037,010)
Total shareholders’ deficit	(5,994,784)	(5,036,579)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$180,695,192	$179,057,250

The accompanying notes are an integral part of the financial statements.

AP ACQUISITION CORP.

STATEMENTS OF OPERATIONS

		For the
		Period from
		April 22,
		2021
	For the	(Inception)
	Year Ended	Through
	December 31, 2022	December 31, 2021
Operating costs	$958,205	$37,157
Loss from operations	(958,205)	(37,157)

Other income (expense):
Stock Compensation Expense	(378,043)	(16,572)
Interest earned on investments held in Trust Account	2,562,680	249
Total other income (expense)	2,184,637	(16,323)

Net income (loss)	$1,226,432	$(53,480)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	17,250,000	747,047
Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$0.06	$(0.01)
Basic and diluted weighted average shares outstanding, Class B ordinary shares	4,312,500	4,312,500
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.06	$(0.01)

The accompanying notes are an integral part of the financial statements.

AP ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022

	Class A		Class B		Additional		Total
	Ordinary Share		Ordinary Share		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	—	$—	4,312,500	$431	$—	$(5,037,010)	$(5,036,579)
Stock Compensation Expense	—	—	—	—	378,042	—	378,042
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	(378,042)	(2,184,637)	(2,562,679)
Net income	—	—	—	—	—	1,226,432	1,226,432
Balance as of December 31, 2022	—	$—	4,312,500	$431	$—	$(5,995,215)	$(5,994,784)

The accompanying notes are an integral part of the financial statements.

AP ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

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

The accompanying notes are an integral part of the financial statements.

AP ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

		For the
		Period from
		April 22,
		2021
	For the Year	(Inception)
	Ended	through
	December 31, 2022	December 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$1,226,432	$(53,480)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on cash held in Trust Account	(2,562,680)	(249)
Formation costs paid by related party	—	7,127
Stock based compensation expense	378,043	16,572
Changes in operating assets and liabilities:
Prepaid expenses	166,832	(309,866)
Due to related party	121,060	5,333
Accounts payable and accrued expenses	(87,593)	307,675
Net cash used in operating activities	(757,906)	(26,888)

Cash flows from investing activities:
Investments held in Trust Account	—	(177,675,000)
Net cash used in investing activities	—	(177,675,000)

Cash flows from financing activities:
Proceeds from sale of Units, net of underwriters’ discount	—	169,050,000
Proceeds from issuance of Private Placement Warrants	—	10,625,000
Proceeds from issuance of promissory note	—	142,882
Payment of Promissory Note-related party	—	(142,882)
Payment of deferred offering costs	—	(900,977)
Net cash provided by financing activities	—	178,774,023

Net Change in Cash	(757,906)	1,072,135
Cash - Beginning	1,072,135	—
Cash - Ending	$314,229	$1,072,135

Non-cash investing and financing activities:
Deferred underwriters’ discount charged to additional paid-in capital	$—	$6,037,500
Class A ordinary share subject to redemption	$—	$172,500,000
Remeasurement of Class A ordinary shares subject to redemption	$2,562,680	$5,175,249
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$17,873
Deferred offering costs included in accrued offering costs	$—	$68,072

The accompanying notes are an integral part of the financial statements.

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from April 22, 2021 (inception) through December 31, 2022 relates to the Company’s formation and the initial public offering (“IPO”), identifying a target company for a Business Combination and proceeding to complete the Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of the initial Business Combination at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the Trust Account was initially $10.30 per public share. The per share amount the Company will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter.

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

Liquidity, Capital Resources, and Going Concern

As of December 31, 2022, the Company had cash of $314,229 and a working capital of $42,716.

The Company’s liquidity needs prior to the IPO had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the founder shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $142,882, which was paid in full on December 21, 2021 (see Note 5). In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of December 31, 2022, there were no amounts outstanding under any Working Capital Loans.

The Company believes that it will not need to raise additional funds in order to meet the expenditures required for operating its business. However, if the Company’s estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, it may have insufficient funds available to operate its business prior to the Business Combination. Moreover, the Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of its public shares upon consummation of the Business Combination, in which case it may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of its Business Combination. If the Company is unable to complete its Business Combination because it does not have sufficient funds available to us, it will be forced to cease operations and liquidate the trust account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until June 21, 2023 (assuming no extension) to consummate the initial Business Combination. The Company intends to complete the initial Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by June 21, 2023 (assuming no extension). Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 21, 2023 (assuming no extension).

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. Additionally, as a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 2 - Significant Accounting Policies Basis of Presentation

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Emerging Growth Company

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non- emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $314,229 and $1,072,135 in cash as of December 31, 2022 and 2021, respectively. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

Investments Held in Trust Account

As of December 31, 2022, the assets held in the Trust Account was held in trading securities. The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, investments in money market funds that invest in U.S. government securities, cash, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on Investments Held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

At December 31, 2022 and 2021, the Company had $180,237,929 and $177,675,249 held in the Trust Account, respectively.

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

Income Taxes

The Company accounts for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2022 and 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2022 and 2021, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

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

As of December 31, 2022 and 2021, the amount of Class A ordinary shares reflected on the balance sheets are reconciled in the following table:

December 31, 2022
Gross proceeds	$172,500,000
Less:
Proceeds allocated to Public Warrants	(7,417,500)
Class A ordinary shares issuance costs	(10,024,022)
Plus:
Remeasurement adjustment on redeemable ordinary shares	22,616,771
Class A ordinary shares subject to possible redemption, December 31, 2021	177,675,249
Plus:
Remeasurement adjustment on redeemable ordinary shares	2,562,680
Class A ordinary shares subject to possible redemption, December 31, 2022	$180,237,929

Stock Compensation Expense

The Company accounts for stock-based compensation expense in accordance with ASC 718, “Compensation – Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date and recognized over the requisite service period. To the extent a stock-based award is subject to a performance condition, the amount of expense recorded in a given period, if any, reflects an assessment of the probability of achieving such performance condition, with compensation recognized once the event is deemed probable to occur. Forfeitures are recognized as incurred (see Note 5 for more discussion about the details). For the year ended December 31, 2022 and 2021, share-based compensation expenses recognized by the Company was $378,043 and $16,572, respectively.

Net Income (Loss) per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 19,250,000 potential ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the year ended December 31, 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per ordinary shares is the same as basic net income (loss) per ordinary shares for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

			For the period from
			April 22, 2021 (Inception)
	For the Year Ended		through
	December 31, 2022		December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$981,146	$245,286	$(7,896)	$(45,584)
Denominator:
Basic and diluted weighted-average shares outstanding	17,250,000	4,312,500	747,047	4,312,500
Basic and diluted net income (loss) per share	$0.06	$0.06	$(0.01)	$(0.01)

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

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 for the Company and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company has determined not to early adopt ASU 2020-06.

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

On November 24, 2021, the Sponsor transferred an aggregate of 90,000 Class B ordinary shares to the Company’s three independent directors for an aggregate purchase price of $360. The sale of the Founders Shares to the Company’s independent directors, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Company used a Monte Carlo Model that values the Founder Shares granted to the directors. The key inputs into the Monte Carlo simulation model were (i) risk- free interest rate of 0.93%, (ii) volatility of 13.2%, (iii) estimated term of 2.72 years. According to Monte Carlo simulation, the fair value of the 90,000 shares sold to the Company’s independent directors was approximately $757,122 or $8.412 per share. The appointment of the Company’s independent directors was effective upon the IPO’s Effective Date of December 16, 2021. The Founders Shares were effectively sold subject to a performance condition (i.e., the service period). Compensation expense related to the Founders Shares is recognized according to the service period before the Business Combination, because if the independent directors resign from the Board prior to completion of the Business Combination they must forfeit a pro rata portion of the compensation equal to the portion of the term remaining at the time of the resignation, assuming the Business Combination will be completed two years after the Effective Date. As of December 31, 2022, the independent directors had not resigned from the Company. For the year ended December 31, 2022 and for the period from April 22, 2021 (inception) through December 31, 2021, share-based compensation expenses recognized by the Company was $378,043 and $16,572, respectively.

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

Working Capital Loans

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust

Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of December 31,2022 and 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

Commencing on December 16, 2021 through the earlier of consummation of the initial Business Combination and the liquidation, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative support and to reimburse the Sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial Business Combination. For the year ended December 31, 2022 and for the period from April 22, 2022 (inception) through December 31, 2021, the Company incurred $12,000 and $5,333, respectively, under the Administrative Services Agreement, which were included in due to related party on the accompanying balance sheet. As of December 31, 2022 and 2021, the balance of due to related party in connection with administrative service were $120,000 and $5,333, respectively.

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

Note 7 - Shareholders’ Deficit

Preference shares - The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31,2022 and 2021, there were no preference shares issued or outstanding.

Class A ordinary shares - The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31,2022 and 2021, there were no Class A ordinary shares issued or outstanding, excluding 17,250,000 Class A ordinary shares subject to possible redemption.

Class B ordinary shares - The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. On April 29, 2021, the Sponsor paid $25,000, or approximately $0.004 per share, to cover certain offering costs in consideration for 5,750,000 Class B ordinary shares, par value $0.0001.

On October 22, 2021, 1,437,500 founder shares were surrendered to the Company for cancellation for no consideration, resulting in 4,312,500 Class B ordinary shares outstanding. All share amounts and related information have been retroactively restated to reflect the share surrender. The founder shares include up to 562,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter, so that the initial shareholder collectively owned 20% of the Company’s issued and outstanding ordinary shares after the IPO. As a result of the underwriters’ election to fully exercise their over-allotment option on December 21, 2021, no Class B ordinary shares are currently subject to forfeiture. As of December 31, 2022 and 2021, there were 5,750,000 Class B ordinary shares issued or outstanding.

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

Warrants

As of December 31, 2022 and 2021, there were 8,625,000 Public Warrants and 10,625,000 Private Placement Warrants outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (i) the Company issues additional Class A ordinary shares or equity linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (iii) the volume weighted average trading price of the Company’s Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummate the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described adjacent to “Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” and “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described adjacent to the caption “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

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

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption, which the Company refers to as the “30-day redemption period;” and

●	if, and only if, the last reported sale price (the “closing price”) of the Company’s Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities - Warrants - Public Shareholders’ Warrants”) for any 20 trading days within a 30 trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

Note 8 - Recurring Fair Value Measurements

As of December 31, 2022 and 2021, investment securities in the Company’s Trust Account consisted of a treasury securities fund in the amount of $180,237,929 and $177,675,249, respectively, which was held as money market funds. The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2022 and 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

			Significant	Significant
		Quoted Prices	Other	Other
	Carrying Value	in Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - Money Market Fund	$180,237,929	$180,237,929	$—	$—
	$180,237,929	$180,237,929	$—	$—

			Significant	Significant
		Quoted Prices	Other	Other
	Carrying Value	in Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - Money Market Fund	$177,675,249	$177,675,249	$—	$—
	$177,675,249	$177,675,249	$—	$—

Note 9 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.