Form 10-K/A
period 2022-12-31
AP Acquisition Corp
filed 2023-07-25
CIK 1862993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

AP Acquisition Corp
(Exact name of registrant as specified in its charter)

Cayman Islands	001-41176	98-1601227
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

10 Collyer Quay, #37-00 Ocean Financial Center
Singapore	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 852 2918-0050

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Units, each consisting of one Class A Ordinary Share, $0.0001 par value, and one-half of one redeemable warrant	APCA-U	New York Stock Exchange

Class A Ordinary Shares included as part of the units	APCA	New York Stock Exchange

Redeemable Warrants included as part of the units, each whole warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50	APCA-WS	New York Stock Exchange

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

As of July 24, 2023, 17,250,000 Class A ordinary shares, par value $0.0001, and 4,312,500 Class B ordinary shares, par value $0.0001, were issued and outstanding.

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

AP Acquisition Corp is filing this Amendment No. 1 to its Annual Report on Form 10-K (this “Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2022, originally filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2023 (the “Original Filing”). The following items have been amended:

Part I, Item 1 Business

Part I, Item 1A Risk Factors

Part II, Item 5 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Part II, Item 9A Controls and Procedures

Part II, Item 13 Certain Relationships and Related Transactions, and Director Independence

Part II, Item 15 Exhibit and Financial Statement Schedules

In addition, the Company’s Chief Executive Officer and principal financial and accounting officer have provided new certifications dated as of the date of this Amendment in connection with this Amendment (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing and does not reflect or purport to reflect any information or events occurring after the date of the Original Filing or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), or the context otherwise requires, references to:

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;
●	“equity-linked securities” are to any debt or equity securities that are convertible, exercisable or exchangeable for our Class A ordinary shares issued in a financing transaction in connection with our initial business combination, including but not limited to a private placement of equity or debt;
●	“extension option” are to our option, upon deposit of an additional $0.10 per public share (a total of $1,725,000) into the trust account, to extend the available time to consummate our initial business combination by three months. We may exercise the extension option up to two times by resolution of our board if requested by our sponsor, allowing for up to an additional six months (for a total of 24 months) to complete a business combination;
●	“Extension Period” is to any one of the two permitted additional three-month periods in which we have to consummate a business combination beyond 18 months pursuant to the exercise of an extension option by resolution of our board if requested by our sponsor;
●	“founder shares” are to our Class B ordinary shares initially issued to our initial shareholders in a private placement prior to the initial public offering and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination or earlier at the option of the holders thereof (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);
●	“initial shareholder” are to holder of our founder shares prior to the initial public offering (including all of the founder shares that our sponsor will transfer to each of our three independent directors);
●	“management” or our “management team” are to our executive officers and directors (including our directors that will become directors in connection with the consummation of the initial public offering);
●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;
●	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of the initial public offering;
●	“public shareholders” are to the holders of our public shares, including our sponsor and management team to the extent our sponsor and/or members of our management team purchase public shares, provided that our sponsor’s and each member of our management team’s status as a “public shareholder” will only exist with respect to such public shares;
●	“public shares” are to our Class A ordinary shares sold as part of the units in the initial public offering (whether they are purchased in the initial public offering or thereafter in the open market);
●	“public warrants” are to our warrants sold as part of the units in the initial public offering (whether they are purchased in the initial public offering or thereafter in the open market);
●	“sponsor” are to AP Sponsor LLC, a Cayman Islands limited liability company;
●	“warrants” are to our redeemable warrants, which include the public warrants as well as the private placement warrants to the extent that they are no longer held by the initial purchasers of the private placement warrants or their permitted transferees; and
●	“we,” “us,” “our,” “company,” “the Company” or “our company” are to AP Acquisition Corp, a Cayman Islands exempted company.

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

●	We are an exempted company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
●	Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us or in the future performance of the target business we may acquire.
●	The renewable energy, renewable technology and energy services and solutions sectors are rapidly evolving, and we may not have sufficient experience investing in certain areas within these sectors.
●	We may face certain risks related to renewable energy, renewable technology and energy services and solutions sector companies.
●	Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.
●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.
●	If we seek shareholder approval of our initial business combination, our sponsor and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.
●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.
●	The requirement that we consummate an initial business combination within 18 months after the initial public offering or during any Extension Period may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.
●	We have the right, but not the obligation, to extend the term we have to consummate our initial business combination for up to an additional six months without providing our shareholders with voting or redemption rights relating thereto.
●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) outbreak and the status of debt and equity markets.

●	We may not be able to consummate an initial business combination within 18 months after the initial public offering or during any Extension Period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.
●	Were we to be considered to be a “foreign person,” we might not be able to complete an initial business combination with a U.S. target company if such initial business combination is subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (“CFIUS”), or ultimately prohibited.
●	If we seek shareholder approval of our initial business combination, our sponsor, officers, directors, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.
●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
●	The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
●	You will not be entitled to protections normally afforded to investors of many other blank check companies.
●	If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.
●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.64 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.
●	If the net proceeds of the initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for the 18 months following the initial public offering or during any Extension Period, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

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

Recent Developments

On April 12, 2023, Credit Suisse Securities (USA) LLC (“Credit Suisse”), the underwriter of the Company’s initial public offering (the “IPO”), and the Company entered into a letter agreement, pursuant to which Credit Suisse waived its right to receive the deferred underwriting commissions, provided that the Company’s business combination with JEPLAN, Inc., a Japanese corporation (kabushiki kaisha) incorporated under the laws of Japan (“JEPLAN”), is consummated.

On June 16, 2023, (i) the Company, (ii) JEPLAN Holdings, Inc., a Japanese corporation (kabushiki kaisha) incorporated under the laws of Japan (“PubCo”), (iii) JEPLAN MS, Inc., an exempted company limited by shares incorporated under the laws of the Cayman Islands and a direct wholly-owned subsidiary of PubCo (“Merger Sub”) and (iv) JEPLAN entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”). The Business Combination Agreement provides for, among other things, the following transactions: (i) the share exchange involving PubCo, the Company and all shareholders of the Company and other ancillary transactions in connection therewith (the “Pre-Merger Reorganization”) such that the Company will become a wholly-owned subsidiary of PubCo upon completion of the Pre-Merger Reorganization; and (ii) immediately following the completion of the Pre-Merger Reorganization, the merger of Merger Sub with and into the Company, with the Company being the surviving entity and becoming a wholly-owned subsidiary of PubCo (the “Merger”).

Also on June 16, 2023, (i) the Sponsor, JEPLAN, the Company, PubCo and certain directors and officers of the Company listed thereto entered into the Sponsor Support Agreement, (ii) the Company, PubCo, JEPLAN and certain JEPLAN shareholders entered into the Shareholder Support Agreement, (iii) the Company, PubCo, JEPLAN and certain JEPLAN shareholders entered into the Shareholder Lock-Up Agreement, and (iv) the Company issued an unsecured promissory note in the aggregate principal amount of $1,725,000 (the “Promissory Note”) to the Sponsor in connection with the proposed extension of the deadline by which the Company must complete an initial business combination from June 21, 2023 to September 21, 2023. The Promissory Note does not bear interest and matures upon the closing of the Merger. The Promissory Note will not be repaid in the event that the Company is unable to complete a business combination unless there are funds available outside the trust account to do so. For more information relating to the Merger, related transactions and the Promissory Note, see the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2023.

On June 21, 2023, the Company extended the deadline by which it must complete an initial business combination from June 21, 2023 to September 21, 2023, following the deposit of $1,725,000 into its trust account by the Sponsor on the same day. Under the amended and restated memorandum and articles of association of the Company, it has the option to further extend the deadline by which it must complete an initial business combination to December 21, 2023 if requested by the Sponsor and subject to the Sponsor depositing additional funds into the trust account.

On July 7, 2023, the Company entered into a deed of non-redemption (“Deed”) with Tokyo Century, a Japanese corporation incorporated under the laws of Japan and a strategic partner of the Company, in connection with the extraordinary general meeting of the Company’s shareholders to be called by the Company to consider and approve, among other proposals, the transactions contemplated by the Business Combination Agreement. For more information relating to the Deed, see the Company’s Current Report on Form 8-K filed with the SEC on July 12, 2023.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates equals or exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Financial Position

Upon the closing of our initial public offering, approximately $177.7 million of the net proceeds were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee. On June 21, 2023, an additional $1,725,000 was deposited into the trust account in connection with the Company’s exercise of its option to extend the deadline by which it must complete an initial business combination from June 21, 2023 to September 21, 2023. Funds held in the trust account have been invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the Trust Account. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires.

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

Redemption Rights for Public Shareholders upon the Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding public shares, subject to the limitations described herein. The amount in the trust account was approximately $10.64 per public share as of June 30, 2023. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriter to the extent that such deferred underwriting commissions have not otherwise been waived. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares.

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

Extensions of time to complete business combination

If we anticipate that we may not be able to consummate our initial business combination within 18 months, we may extend the available time to consummate our initial business combination by an additional three-month period by resolution of our board if requested by our sponsor. In order to exercise the extension option, our sponsor must deposit into the trust account $0.10 per share (a total of $1,725,000) on or prior to the date of the applicable deadline. The extension option may only be exercised up to two times, allowing for up to an additional six months (for a total of 24 months) to complete a business combination. The sponsor or its affiliates or designees will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that matures upon consummation of our initial business combination and will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. In the event that we receive notice from the sponsor five days prior to the applicable deadline of its intent to exercise an extension option, we intend to issue a press release announcing such intention to exercise the extension option at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether the funds were timely deposited. The sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. Any notes issued pursuant to these loans would be in addition to any notes issued pursuant to working capital loans made to us.

On June 21, 2023, we extended the deadline by which we must complete an initial business combination from June 21, 2023 to September 21, 2023, following the deposit of $1,725,000 into the trust account by the Sponsor on the same day. However, there can be no assurance that we will be able to exercise our option to extend the deadline by which we must complete an initial business combination further, either to December 21, 2023 by resolution of our board of directors, which would require the Sponsor to deposit an additional $1,725,000 into the Trust Account, or to such later time as our shareholders may approve in accordance with our amended and restated memorandum and articles of association.

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

If we were to expend all of the net proceeds of the initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest incurred after June 30, 2023, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.64. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be less than $10.64. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

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

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the amount of interest that may be withdrawn to pay our income tax obligations, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance.

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

If we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.64 per public share to our public shareholders. Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates equals or exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If a large number of shares are submitted for redemption, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for additional third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriter, to the extent that such deferred underwriting commissions have not otherwise been waived, will not be adjusted for any shares that are redeemed in connection with an initial business combination, and the per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by such deferred underwriting commissions.

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

If we anticipate that we may not be able to consummate our initial business combination within 18 months, and subject to the resolution of our board and our sponsor depositing additional funds into the trust account, we have the option to extend our time to consummate a business combination for up to two additional three-month periods, for a total of up to 24 months to complete a business combination. Each extension will occur as long as our sponsor or its affiliates or designees, on or prior to the date of the applicable deadline, deposits into the trust account $1,725,000 ($0.10 per public share) on or prior to the date of the 18-month or extended deadline (in which case the deadline is 21 months). Any such payment would be made in the form of a non-interest bearing loan that matures upon consummation of our initial business combination. If we do not complete a business combination, we will repay such loans only from any funds held outside of the trust account.

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

On June 21, 2023, we extended the deadline by which we must complete an initial business combination from June 21, 2023 to September 21, 2023, following the deposit of $1,725,000 into the trust account by the Sponsor on the same day. However, there can be no assurance that we will be able to exercise our option to extend the deadline by which we must complete an initial business combination further, either to December 21, 2023 by resolution of our board of directors, which would require the Sponsor to deposit an additional $1,725,000 into the Trust Account, or to such later time as our shareholders may approve in accordance with our amended and restated memorandum and articles of association.

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

If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only their pro rata portion of the funds held in the trust account on the redemption of their shares, and our warrants will expire worthless.

Were we to be considered to be a “foreign person,” we might not be able to complete an initial business combination with a U.S. target company if such initial business combination is subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (“CFIUS”), or is ultimately prohibited.

Certain investments that involve the acquisition of, or investment in, a U.S. business by a non-U.S. investor may be subject to review and approval by CFIUS and may be ultimate prohibited. Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on, among other factors, the nature and structure of the transaction, including the level of beneficial ownership interest and the nature of any information or governance rights involved. For example, investments that result in “control” of a U.S. business by a foreign person always are subject to CFIUS jurisdiction. Significant CFIUS reform legislation, which was fully implemented through regulations that became effective on February 13, 2020, expanded the scope of CFIUS’s jurisdiction to investments that do not result in control of a U.S. business by a foreign person but afford certain foreign investors certain information or governance rights in a U.S. business that has a nexus to “critical technologies,” “critical infrastructure” and/or “sensitive personal data.”

We are a Cayman Islands exempted company controlled by the Sponsor, a Cayman Islands limited liability company that is controlled by our Chairman Richard Lee Folsom, a United States citizen. In addition, a substantial portion of the capital contributions made to the Sponsor are from non-U.S. persons. Except as disclosed herein, the Sponsor has no other substantial ties with a non-U.S. person. If we were considered to be a “foreign person,” foreign ownership and control limitations, and the potential impact of CFIUS and similar non-U.S. national security regulators, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination could be limited and we could be adversely affected in terms of competing with other the Companys that do not have similar foreign ownership and control issues.

JEPLAN is a Japanese corporation (kabushiki kaisha) incorporated under the laws of Japan, and JEPLAN is controlled by, and has substantial ties with, non-U.S. persons. However, if we were to be considered to be a “foreign person” and if we were to pursues an initial business combination with a U.S. business, such initial business combination could fall within CFIUS’s jurisdiction and we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. If CFIUS has jurisdiction over our initial business combination, CFIUS may decide to make inquiries regarding, block or delay such initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we only have a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public shareholders may only receive their pro rata share of the trust account and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

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

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.64 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.64 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.64 per public share” and other risk factors herein.

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

If we are required to seek additional capital, we would need to borrow funds from our sponsor, its affiliates, members of our management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, its affiliates or members of our management team is under any obligation to us in such circumstances. Any such advances may be repaid only from funds held outside the trust account or from funds released to us upon the completion of our initial business combination. Up to $1,500,000 of such loans made available from our sponsor, its affiliates or a member of our management team may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender, which would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor, its affiliates or members of our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we have not consummated our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated approximately $10.64 per public share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.64 per public share” and other risk factors herein.

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

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.64 per public share.

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination within 18 months from the closing of the initial public offering or during any Extension Period, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.64 per public share initially held in the trust account, due to claims of such creditors. Pursuant to a letter agreement, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriter of the initial public offering against certain liabilities, including liabilities under the Securities Act.

Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

However, we have not asked our sponsor to reserve for such indemnification obligations nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations, and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.64 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance.

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

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only their pro rata portion of the funds held in the trust account on the liquidation of our trust account and our warrants will expire worthless.

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

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.64 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.64 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

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

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.64 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Although we believe that the net proceeds of the initial public offering and the sale of the private placement warrants will be sufficient to allow us to complete our initial business combination, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the initial public offering and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase public shares or warrants in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment may make it difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.64 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

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

We do not believe that our principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. our initial public offering is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of the initial public offering or during any Extension Period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares; or (iii) absent our completing an initial business combination within 18 months from the closing of the initial public offering or during any Extension Period, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.64 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

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

The warrants may become exercisable and redeemable for a security other than the Class A ordinary shares, and information regarding such other security is not fully available at this time.

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

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates equals or exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)Market Information

Our units, Class A ordinary shares and warrants are each traded on the NYSE under the symbol “APCA-U”, “APCA” and “APCA-WS” respectively. Our units commenced public trading on December 17, 2021. Our Class A ordinary shares and warrants began separate trading on February 7, 2022.

(b)Holders

On July 24, 2023, there was one holder of record of our units, one holder of record of our Class A ordinary shares, four holders of record of our Class B ordinary shares and two holders of record of our warrants.

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

Underwriting Agreement

On December 21, 2021, we paid Credit Suisse a cash underwriting commission of two percent (2%) of the gross proceeds of the IPO, or $3,450,000. Additionally, under the underwriting agreement, Credit Suisse is entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the IPO, or $6,037,500 in aggregate, upon the completion of our initial Business Combination. On April 12, 2023, Credit Suisse and we entered into a letter agreement, pursuant to which Credit Suisse waived its right to receive the deferred underwriting commission, provided that our business combination with JEPLAN is consummated.

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

Management’s Annual Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Under the supervision and with the participation of our management, including our Chief Executive

Officer and principal financial officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control --Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation, we concluded that our internal control over financial reporting is effective as of December 31, 2022.

This report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company.

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

The following table sets forth information regarding the beneficial ownership of ordinary shares as of July 24, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of our shares of ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;
●	each of our executive officers and directors that beneficially owns our ordinary shares; and
●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 17,250,000 Class A ordinary shares (which includes Class A ordinary shares that are underlying the units) and 4,312,500 Class B ordinary shares outstanding as of July 24, 2023. The table below does not include the Class A ordinary shares underlying the private placement warrants held by our sponsor because these securities are not exercisable within 60 days of this Report.

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

Other Transactions With Our Sponsor

On June 16, 2023, the Company issued an unsecured promissory note in the aggregate principal amount of $1,725,000 to the Sponsor in connection with the proposed extension of the deadline by which the Company must complete an initial business combination from June 21, 2023 to September 21, 2023. The Promissory Note does not bear interest and matures upon the closing of the Merger. The Promissory Note will not be repaid in the event that the Company is unable to complete a business combination unless there are funds available outside the trust account to do so.

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

July 25, 2023

AP Acquisition Corp

/s/ Richard Lee Folsom
Name:	Richard Lee Folsom
Title:	Chairman and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Richard Lee Folsom	Chairman, Director	July 25, 2023
Richard Lee Folsom	(Principal Financial and Accounting Officer)

/s/ Keiichi Suzuki	Chief Executive Officer and Director	July 25, 2023
Keiichi Suzuki	(Principal Executive Officer)

/s/ Shankar Krishnamoorthy	Director	July 25, 2023
Shankar Krishnamoorthy

/s/ Henrik Baek Jorgensen	Director	July 25, 2023
Henrik Baek Jorgensen

/s/ Helena Anderson	Director	July 25, 2023
Helena Anderson

AP ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of AP Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of AP Acquisition Corp. (the “Company”) as of December 31, 2022 and December 31, 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for year ended December 31, 2022, and for the period from April 22, 2021 (Inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for year ended December 31, 2022, and for the period from April 22, 2021 (Inception) through December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

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

Note 10 - Event (Unaudited) Subsequent to the Date of the Independent Auditor's Report

On April 12, 2023, Credit Suisse Securities (USA) LLC (“Credit Suisse”), the underwriter of the Company’s initial public offering (the “IPO”), and the Company entered into a letter agreement, pursuant to which Credit Suisse waived its right to receive the deferred underwriting commission, provided that the Company’s business combination with JEPLAN, Inc., a Japanese corporation (kabushiki kaisha) incorporated under the laws of Japan (“JEPLAN”), is consummated.

On June 16, 2023, (i) the Company, (ii) JEPLAN Holdings, Inc., a Japanese corporation (kabushiki kaisha) incorporated under the laws of Japan (“PubCo”), (iii) JEPLAN MS, Inc., an exempted company limited by shares incorporated under the laws of the Cayman Islands and a direct wholly-owned subsidiary of PubCo (“Merger Sub”) and (iv) JEPLAN entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”). The Business Combination Agreement provides for, among other things, the following transactions: (i) the share exchange involving PubCo, the Company and all shareholders of the Company and other ancillary transactions in connection therewith (the “Pre-Merger Reorganization”) such that the Company will become a wholly-owned subsidiary of PubCo upon completion of the Pre-Merger

Reorganization; and (ii) immediately following the completion of the Pre-Merger Reorganization, the merger of Merger Sub with and into the Company, with the Company being the surviving entity and becoming a wholly-owned subsidiary of PubCo (the “Merger”).

Also on June 16, 2023, (i) the Sponsor, JEPLAN, the Company, PubCo and certain directors and officers of the Company listed thereto entered into the Sponsor Support Agreement, (ii) the Company, PubCo, JEPLAN and certain JEPLAN shareholders entered into the Shareholder Support Agreement, (iii) the Company, PubCo, JEPLAN and certain JEPLAN shareholders entered into the Shareholder Lock-Up Agreement, and (iv) the Company issued an unsecured promissory note in the aggregate principal amount of $1,725,000 (the “Promissory Note”) to the Sponsor in connection with the proposed extension of the deadline by which the Company must complete an initial business combination from June 21, 2023 to September 21, 2023. The Promissory Note does not bear interest and matures upon the closing of the Merger. The Promissory Note will not be repaid in the event that the Company is unable to complete a business combination unless there are funds available outside the trust account to do so. For more information relating to the Merger, related transactions and the Promissory Note, see the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2023.

On June 21, 2023, the Company extended the deadline by which it must complete an initial business combination from June 21, 2023 to September 21, 2023, following the deposit of $1,725,000 into its trust account by the Sponsor on the same day. Under the amended and restated memorandum and articles of association of the Company, it has the option to further extend the deadline by which it must complete an initial business combination to December 21, 2023 if requested by the Sponsor and subject to the Sponsor depositing additional funds into the trust account.

On July 7, 2023, the Company entered into a deed of non-redemption (“Deed”) with Tokyo Century, a Japanese corporation incorporated under the laws of Japan and a strategic partner of the Company, in connection with the extraordinary general meeting of the Company’s shareholders to be called by the Company to consider and approve, among other proposals, the transactions contemplated by the Business Combination Agreement. For more information relating to the Deed, see the Company’s Current Report on Form 8-K filed with the SEC on July 12, 2023.