Form 10-Q
period 2023-06-30
AP Acquisition Corp
filed 2023-08-14
CIK 1862993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 14, 2023, 17,250,000 shares of Class A ordinary shares, par value $0.0001, and 4,312,500 shares of Class B ordinary shares, par value $0.0001, were issued and outstanding.

AP ACQUISITION CORP
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

i

ITEM 1. FINANCIAL STATEMENTS

AP ACQUISITION CORP

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets:
Cash	$75,400	$314,229
Prepaid expense	120,932	143,034
Total current assets	196,332	457,263
Cash and Investments held in Trust Account	186,047,103	180,237,929
Total assets	$186,243,435	$180,695,192

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Accrued offering costs and expenses	$2,541,683	$288,154
Promissory note - related party	1,725,000	—
Due to related party	185,333	126,393
Total current liabilities	4,452,016	414,547
Deferred underwriting commissions	6,037,500	6,037,500
Total liabilities	10,489,516	6,452,047

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 17,250,000 shares at $10.79 and $10.45 redemption value at June 30, 2023 and December 31, 2022, respectively	186,047,103	180,237,929

Shareholders’ Deficit:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 17,250,000 shares subject to possible redemption) at June 30, 2023 and December 31, 2022, respectively	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 4,312,500 shares issued and outstanding at June 30, 2023 and December 31, 2022	431	431
Additional paid-in capital	—	—
Accumulated deficit	(10,293,615)	(5,995,215)
Total shareholders’ deficit	(10,293,184)	(5,994,784)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$186,243,435	$180,695,192

The accompanying notes are an integral part of these unaudited condensed financial statements.

AP ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating costs	$976,585	$247,878	$2,573,400	$446,745
Loss from operations	(976,585)	(247,878)	(2,573,400)	(446,745)

Other income (expense):
Stock Compensation Expense	(94,252)	(94,252)	(187,468)	(187,468)
Interest earned on cash and investments held in Trust Account	2,171,759	239,921	4,084,174	257,738
Total other income, net	2,077,507	145,669	3,896,706	70,270

Net income (loss)	$1,100,922	$(102,209)	$1,323,306	$(376,475)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	17,250,000	17,250,000	17,250,000	17,250,000
Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$0.05	$(0.00)	$0.06	$(0.02)
Basic and diluted weighted average shares outstanding, Class B ordinary shares	4,312,500	4,312,500	4,312,500	4,312,500
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.05	$(0.00)	$0.06	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AP ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JUNE 30, 2023

	Class A		Class B		Additional		Total
	Ordinary Share		Ordinary Share		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of March 31, 2023	—	$—	4,312,500	$431	$—	$(7,592,030)	$(7,591,599)
Stock Compensation Expense	—	—	—	—	94,252	—	94,252
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	(94,252)	(2,077,507)	(2,171,759)
Additional amount deposited into Trust Account ($0.10 per Class A ordinary shares subject to possible redemption)	—	—	—	—	—	(1,725,000)	(1,725,000)
Net income	—	—	—	—	—	1,100,922	1,100,922
Balance as of June 30, 2023	—	$—	4,312,500	$431	$—	$(10,293,615)	$(10,293,184)

FOR THE SIX MONTHS ENDED JUNE 30, 2023

	Class A		Class B		Additional		Total
	Ordinary Share		Ordinary Share		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	—	$—	4,312,500	$431	$—	$(5,995,215)	$(5,994,784)
Stock Compensation Expense	—	—	—	—	187,468	—	187,468
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	(187,468)	(3,896,706)	(4,084,174)
Net income	—	—	—	—	—	1,323,306	1,323,306
Additional amount deposited into Trust Account ($0.10 per Class A ordinary shares subject to possible redemption)	—	—	—	—	—	(1,725,000)	(1,725,000)
Balance as of June 30, 2023	—	$—	4,312,500	$431	$—	$(10,293,615)	$(10,293,184)

AP ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JUNE 30, 2022

	Class A		Class B		Additional		Total
	Ordinary Share		Ordinary Share		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of March 31, 2022	—	—	4,312,500	431	—	(5,235,877)	(5,235,446)
Stock Compensation Expense	—	—	—	—	94,252	—	94,252
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	(94,252)	(145,669)	(239,921)
Net loss	—	—	—	—	—	(102,209)	(102,209)
Balance as of June 30, 2022	—	$—	4,312,500	$431	$—	$(5,483,755)	$(5,483,324)

FOR THE SIX MONTHS ENDED JUNE 30, 2022

	Class A		Class B		Additional		Total
	Ordinary Share		Ordinary Share		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	—	$—	4,312,500	$431	$—	$(5,037,010)	$(5,036,579)
Stock Compensation Expense	—	—	—	—	187,468	—	187,468
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	(187,468)	(70,270)	(257,738)
Net loss	—	—	—	—	—	(376,475)	(376,475)
Balance as of June 30, 2022	—	$—	4,312,500	$431	$—	$(5,483,755)	$(5,483,324)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AP ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$1,323,306	$(376,475)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on cash and investments held in Trust Account	(4,084,174)	(257,738)
Stock based compensation expense	187,468	187,468
Changes in operating assets and liabilities:
Prepaid expenses	22,102	46,662
Due to related party	58,940	60,000
Accounts payable and accrued expenses	2,253,529	(262,150)
Net cash used in operating activities	(238,829)	(602,232)

Cash Flows from Investing Activities:
Deposit to Trust Account	(1,725,000)	—
Net cash used in Investing activities	(1,725,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of promissory note	1,725,000	—
Net cash used in Financing activities	1,725,000	—

Net Change in Cash	(238,829)	(602,232)
Cash - Beginning	314,229	1,072,135
Cash - Ending	$75,400	$469,903

Non-cash investing and financing activities:
Remeasurement of Class A ordinary shares subject to redemption	$5,809,174	$257,738

The accompanying notes are an integral part of these unaudited condensed financial statements.

AP ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from April 22, 2021 (inception) through June 30, 2023 relates to the Company’s formation and the initial public offering (“IPO”), identifying a target company for a Business Combination and proceeding to complete the Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

The Company initially has 18 months from the closing of the IPO or during any one of the two permitted extended three-month periods in which the Company has to consummate a Business Combination beyond the aforementioned period by resolution of the Company’s board if requested by the Company’s Sponsor (an “Extension Period”), with each invocation of extension requiring depositing an additional $0.10 per public share in the trust account. If the Company has not consummated the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to consummate an initial Business Combination within Combination Period.

On June 21, 2023, the Company extended the date by which it must complete an initial business combination from June 21, 2023 to September 21, 2023, following the deposit of $1,725,000 into its Trust Account by the Sponsor on the same day. Under the amended and restated memorandum and articles of association of the Company, it has the option to further extend the date by which it must complete an initial business combination to December 21, 2023 if requested by the Sponsor and subject to the Sponsor depositing additional funds into the trust account.

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

Business Combination

On June 16, 2023, (i) the Company (or "SPAC"), (ii) JEPLAN Holdings, Inc., a Japanese corporation (kabushiki kaisha) incorporated under the laws of Japan ("PubCo"), (iii) JEPLAN MS, Inc., an exempted company limited by shares incorporated under the laws of the Cayman Islands and a direct wholly-owned subsidiary of PubCo ("Merger Sub"), and (iv) JEPLAN, Inc., a Japanese

corporation (kabushiki kaisha) incorporated under the laws of Japan ("JEPLAN"), entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the "Business Combination Agreement").

The Business Combination Agreement provides for, among other things, the following transactions: (i) the share exchange involving PubCo, JEPLAN and all shareholders of JEPLAN (the "Share Exchange") and other ancillary transactions in connection therewith (the "Pre-Merger Reorganization") such that JEPLAN will become a wholly-owned subsidiary of PubCo upon completion of the Pre-Merger Reorganization; and (ii) immediately following the completion of the Pre-Merger Reorganization, the merger of Merger Sub with and into SPAC, with SPAC being the surviving entity and becoming a wholly-owned subsidiary of PubCo (the "Merger"). The Pre-Merger Reorganization, the Merger and the other transactions contemplated by the Business Combination Agreement are hereinafter referred to as the "Business Combination."

Subject to, and in accordance with, the terms and conditions of the Business Combination Agreement, in connection with the Share Exchange, at the effective time of the Share Exchange (the "Share Exchange Effective Time"), (a) each issued and outstanding common share of JEPLAN, including each share of JEPLAN issued prior to the Share Exchange Effective Time in connection with the conversion of all issued and outstanding convertible notes of JEPLAN (each a "JEPLAN Share"), will be exchanged for such fraction of a newly issued common share of PubCo (each a "PubCo Share") equal to the Exchange Ratio (as defined in the Business Combination Agreement), provided that each shareholder of JEPLAN may elect to receive, in lieu of PubCo Shares, American depositary shares of PubCo, each representing one PubCo Share (each a "PubCo ADS") in connection with the Share Exchange; and (b) each issued and outstanding option of JEPLAN (each a "JEPLAN Option") will be exchanged for an option to purchase such number of PubCo Shares equal to such fraction of PubCo Shares that is equal to the Exchange Ratio (each such option, a "PubCo Option").

Subject to, and in accordance with, the terms and conditions of the Business Combination Agreement, immediately following the Share Exchange Effective Time and at the effective time of the Merger (the "Merger Effective Time"), (a) each outstanding Class A ordinary share of SPAC (including Class A ordinary shares of SPAC converted from the outstanding Class B ordinary shares of SPAC, but excluding (i) Class A ordinary shares of SPAC held by shareholders who have validly exercised their redemption rights, (ii) treasury shares held by SPAC, if any, and (iii) Class A ordinary shares of SPAC held by shareholders who have validly exercised their dissenters' rights, if any) will automatically be cancelled in exchange for the right to receive one PubCo ADS; (b) each outstanding public warrant of SPAC will automatically cease to exist in exchange for one PubCo Series 1 warrant (each a "PubCo Series 1 Warrant") to purchase PubCo Shares to be delivered in the form of PubCo ADSs pursuant to the terms and conditions of that certain amended and restated warrant agreement to be entered into by and between PubCo and its warrant agent at the Merger Effective Time in substantially the form annexed to the Business Combination Agreement as Exhibit H (the "PubCo Warrant Agreement"); and (c) each outstanding private placement warrant of SPAC will automatically cease to exist in exchange for one PubCo Series 2 warrant (each a "PubCo Series 2 Warrant", and each of PubCo Series 1 Warrants and PubCo Series 2 Warrants is referred to as a "PubCo Warrant") to purchase PubCo Shares to be delivered in the form of PubCo ADSs pursuant to the terms and conditions of the PubCo Warrant Agreement.

The "Exchange Ratio" is a ratio determined by dividing the Price per Share (as described below and more fully defined in the Business Combination Agreement) by $10.00. "Price per Share" is defined in the Business Combination Agreement to mean an amount equal to $300,000,000 divided by an amount equal to (a) the aggregate number of JEPLAN Shares (i) that are issued and outstanding immediately prior to the Share Exchange Effective Time and (ii) that are issuable upon the exercise or settlement of all JEPLAN Options, warrants, convertible notes and other equity securities of the Company that are issued and outstanding immediately prior to the Share Exchange Effective Time, minus (b) the number of JEPLAN Shares held by JEPLAN or any of its subsidiaries as treasury shares, if any.

Liquidity, Capital Resources and Going Concern

As of June 30, 2023, the Company had cash of $75,400 and a working capital deficit of $4,255,684.

The Company’s liquidity needs prior to the IPO had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the founder shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $142,882, which was paid in full on December 21, 2021 (see Note 5). In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of June 30, 2023, there were no amounts outstanding under any Working Capital Loans.

On June 16, 2023, the Company issued an unsecured non-convertible promissory note to the Sponsor (as described in Note 5), pursuant to which the Company may borrow up to $1,725,000 from the Sponsor. On June 21, 2023, the Company received all $1,725,000 and deposited it in Trust Account to extend the date by which it must complete an initial business combination to September 21, 2023.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until September 21, 2023 (assuming no further extension) to consummate the initial Business Combination. The Company intends to complete the initial Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by September 21, 2023 (assuming no further extension). Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 21, 2023 (assuming no further extension).

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

The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods. These unaudited condensed financial statements and accompanying notes should be read in conjunction with the Company’s annual financial statements and accompanying notes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 3, 2023, as amended on July 25, 2023.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $75,400 and $314,229 in cash as of June 30, 2023 and December 31, 2022, respectively. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022.

Cash and Investments Held in Trust Account

As of June 30, 2023, the assets held in the Trust Account was held in cash and trading securities. The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, investments in money market funds that invest in U.S. government securities, cash, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on Investments Held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

At June 30, 2023 and December 31, 2022, the Company had $186,047,103 and $180,237,929 held in the Trust Account, respectively.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2023 and December 31, 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2023 and December 31, 2022, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

As of June 30, 2023 and December 31, 2022, the amount of Class A ordinary shares reflected on the condensed balance sheets are reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Proceeds allocated to Public Warrants	(7,417,500)
Class A ordinary shares issuance costs	(10,024,022)
Plus:
Remeasurement adjustment on redeemable ordinary shares	25,179,451
Class A ordinary shares subject to possible redemption, December 31, 2022	180,237,929
Plus:
Remeasurement adjustment on redeemable ordinary shares	1,912,415
Class A ordinary shares subject to possible redemption, March 31, 2023	182,150,344
Plus:
Remeasurement adjustment on redeemable ordinary shares	2,171,759
Additional amount deposited into Trust Account	1,725,000
Class A ordinary shares subject to possible redemption, June 30, 2023	$186,047,103

Stock Compensation Expense

The Company accounts for stock-based compensation expense in accordance with ASC 718, “Compensation – Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date and recognized over the requisite service period. To the extent a stock-based award is subject to a performance condition, the amount of expense recorded in a given period, if any, reflects an assessment of the probability of achieving such performance condition, with compensation recognized once the event is deemed probable to occur. Forfeitures are recognized as incurred (see Note 5 for more discussion about the details). For the three and six months ended June 30, 2023, share-based compensation expenses recognized by the Company was $94,252 and $187,468, respectively. For the three and six months ended June 30, 2022, share-based compensation expenses recognized by the Company was $94,252 and $187,468, respectively.

Net Income (Loss) per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 19,250,000 potential ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three and six months ended June 30, 2023 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per ordinary shares is the same as basic net income (loss) per ordinary shares for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the Three Months Ended June 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of income (loss)	$880,738	$220,184	$(81,767)	$(20,442)
Denominator:
Basic and diluted weighted-average shares outstanding	17,250,000	4,312,500	17,250,000	4,312,500
Basic and diluted net income (loss) per share	$0.05	$0.05	$(0.00)	$(0.00)

	For the Six Months Ended June 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of income (loss)	$1,058,645	$264,661	$(301,180)	$(75,295)
Denominator:
Basic and diluted weighted-average shares outstanding	17,250,000	4,312,500	17,250,000	4,312,500
Basic and diluted net income (loss) per share	$0.06	$0.06	$(0.02)	$(0.02)

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

On November 24, 2021, the Sponsor transferred an aggregate of 90,000 Class B ordinary shares to the Company’s three independent directors for an aggregate purchase price of $360. The sale of the Founders Shares to the Company’s independent directors, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Company used a Monte Carlo Model that values the Founder Shares granted to the directors. The key inputs into the Monte Carlo simulation model were (i) risk- free interest rate of 0.93%, (ii) volatility of 13.2%, (iii) estimated term of 2.72 years. According to Monte Carlo simulation, the fair value of the 90,000 shares sold to the Company’s independent directors was approximately $757,122 or $8.412 per share. The appointment of the Company’s independent directors was effective upon the IPO’s Effective Date of December 16, 2021. The Founders Shares were effectively sold subject to a performance condition (i.e., the service period). Compensation expense related to the Founders Shares is recognized according to the service period before the Business Combination, because if the independent directors resign from the Board prior to completion of the Business Combination they must forfeit a pro rata portion of the compensation equal to the portion of the term remaining at the time of the resignation, assuming the Business Combination will be completed two years after the Effective Date. As of June 30, 2023, the independent directors had not resigned from the Company. For the three and six months ended June 30, 2023, share-based compensation expenses recognized by the Company was $94,252 and $187,468, respectively. For the three and six months ended June 30, 2022, share-based compensation expenses recognized by the Company was $94,252 and $187,468, respectively.

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

On June 16, 2023, the Sponsor agreed to loan the Company an aggregate principal amount of $1,725,000 in connection with the proposed extension of the deadline by which the Company must complete an initial business combination from June 21, 2023 to September 21, 2023. These loans are non-interest bearing, unsecured, non-convertible and are due at the closing of the initial Business Combination. As of June 30, 2023, the outstanding balance is $1,725,000.

Working Capital Loans

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of June 30, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

Commencing on December 16, 2021 through the earlier of consummation of the initial Business Combination and the liquidation, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative support and to reimburse the Sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial Business Combination. For the three and six months ended June 30, 2023, the Company accrued $30,000 and $60,000, respectively, under the Administrative Services Agreement, which is included in due to related party on the accompanying condensed balance sheets. For the three and six months ended June 30, 2022, the Company accrued $30,000 and $60,000, respectively, under the Administrative Services Agreement, which is included in due to related party on the accompanying condensed balance sheets. As of June 30, 2023 and December 31, 2022, the balance of due to related party in connection with administrative service were $185,333 and $125,333, respectively.

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

On April 12, 2023, Credit Suisse executed a letter agreement with the Company, in which they waived the deferred underwriting fee of $6,037,500, with respect to the proposed Business Combination with JEPLAN.

Note 7 - Shareholders’ Deficit

Preference shares - The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A ordinary shares - The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were no Class A ordinary shares issued or outstanding, excluding 17,250,000 Class A ordinary shares subject to possible redemption.

Class B ordinary shares - The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. On April 29, 2021, the Sponsor paid $25,000, or approximately $0.004 per share, to cover certain offering costs in consideration for 5,750,000 Class B ordinary shares, par value $0.0001.

On October 22, 2021, 1,437,500 founder shares were surrendered to the Company for cancellation for no consideration, resulting in 4,312,500 Class B ordinary shares outstanding. All share amounts and related information have been retroactively restated to reflect the share surrender. The founder shares include up to 562,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter, so that the initial shareholder collectively owned 20% of the Company’s issued and outstanding ordinary shares after the IPO. As a result of the underwriters’ election to fully exercise their over-allotment option on December 21, 2021, no Class B ordinary shares are currently subject to forfeiture. As of June 30, 2023 and December 31, 2022, there were 4,312,500 Class B ordinary shares issued or outstanding.

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

Warrants

As of June 30, 2023, there were 8,625,000 Public Warrants and 10,625,000 Private Placement Warrants outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (i) the Company issues additional Class A ordinary shares or equity linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (iii) the volume weighted average trading price of the Company’s Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummate the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described adjacent to “Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” and “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described adjacent to the caption “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

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

Note 8 - Recurring Fair Value Measurements

As of June 30, 2023, cash and investments held in the Company's Trust Account consisted of cash $1,725,000 and treasury securities fund in the amount of $184,322,103, which was held as money market funds. As of December 31, 2022, investment securities in the Company’s Trust Account consisted of a treasury securities fund in the amount of $180,237,929, which was held as money market funds. The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

			Significant	Significant
		Quoted Prices	Other	Other
	Carrying Value	in Active	Observable	Unobservable
	June 30,	Markets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - Money Market Fund	$184,322,103	$184,322,103	$—	$—
Cash held in Trust Account	1,725,000	1,725,000	—	—
	$186,047,103	$186,047,103	$—	$—

			Significant	Significant
		Quoted Prices	Other	Other
	Carrying Value	in Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - Money Market Fund	$180,237,929	$180,237,929	$—	$—
	$180,237,929	$180,237,929	$—	$—

Note 9 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based on this review, other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On July 7, 2023, the Company entered into a deed of non-redemption ("Deed") with Tokyo Century Corporation, a Japanese corporation incorporated under the laws of Japan and a strategic partner of the Company, in connection with the extraordinary general meeting of the Company's shareholders to be called by the Company to consider and approve, among other proposals, the transactions contemplated by the Business Combination Agreement. Pursuant to the Deed, Tokyo Century Corporation agreed that it will not elect to redeem, tender or submit for redemption, or otherwise exercise its SPAC Shareholder Redemption Right (as defined in the Business Combination Agreement) with respect to 500,000 Class A ordinary shares (“Subject Shares”) either in connection with the Business Combination or in connection with any other meeting of the Company’s shareholders or other event which would enable Tokyo Century Corporation to exercise its SPAC Shareholder Redemption Right at any time prior to the closing of the Business Combination. In addition, the Deed provides that Tokyo Century Corporation, from the date of the Deed until the date of its termination, shall not, directly or indirectly, sell, transfer, tender, grant, pledge, assign or otherwise dispose of (including by gift, tender or exchange offer, merger or operation of law), encumber, hedge or utilize a derivative to transfer the economic interest in (each a “Transfer”), or enter into any contracts, option or other arrangement (including any profit sharing arrangement) with respect to the Transfer of, any Subject Shares to any person other than pursuant to the Business Combination Agreement at the closing of the Business Combination.

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

As of June 30, 2023, we have not commenced any operations. All activity for the period from April 22, 2021 (inception) through June 30, 2023, relates to our formation and initial public offering, and, since the completion of our initial public offering, identifying a target company for a Business Combination and proceeding to complete the Business Combination. We will not generate any operating revenues until after the completion of our initial business combination, at the earliest. We generate non-operating income in the form of interest income from the proceeds derived from our initial public offering and placed in the trust account.

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

On June 21, 2023, we extended the date by which we must complete an initial Business Combination from June 21, 2023 to September 21, 2023, following the deposit of $1,725,000 into our Trust Account by the Sponsor on the same day. Under our amended and restated memorandum and articles of association, we have the option to further extend the date by which we must complete an initial Business Combination to December 21, 2023 if requested by the Sponsor and subject to the Sponsor depositing additional funds into the Trust Account.

Business Combination

On June 16, 2023, (i) the Company (or "SPAC"), (ii) JEPLAN Holdings, Inc., a Japanese corporation (kabushiki kaisha) incorporated under the laws of Japan ("PubCo"), (iii) JEPLAN MS, Inc., an exempted company limited by shares incorporated under the laws of the Cayman Islands and a direct wholly-owned subsidiary of PubCo ("Merger Sub"), and (iv) JEPLAN, Inc., a Japanese corporation (kabushiki kaisha) incorporated under the laws of Japan ("JEPLAN"), entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the "Business Combination Agreement").

The Business Combination Agreement provides for, among other things, the following transactions: (i) the share exchange involving PubCo, JEPLAN and all shareholders of JEPLAN (the "Share Exchange") and other ancillary transactions in connection therewith (the "Pre-Merger Reorganization") such that JEPLAN will become a wholly-owned subsidiary of PubCo upon completion of the Pre-Merger Reorganization; and (ii) immediately following the completion of the Pre-Merger Reorganization, the merger of Merger Sub with and into SPAC, with SPAC being the surviving entity and becoming a wholly-owned subsidiary of PubCo (the "Merger"). The Pre-Merger Reorganization, the Merger and the other transactions contemplated by the Business Combination Agreement are hereinafter referred to as the "Business Combination."

Subject to, and in accordance with, the terms and conditions of the Business Combination Agreement, in connection with the Share Exchange, at the effective time of the Share Exchange (the "Share Exchange Effective Time"), (a) each issued and outstanding common share of JEPLAN, including each share of JEPLAN issued prior to the Share Exchange Effective Time in connection with the conversion of all issued and outstanding convertible notes of JEPLAN (each a "JEPLAN Share"), will be exchanged for such fraction of a newly issued common share of PubCo (each a "PubCo Share") equal to the Exchange Ratio (as defined in the Business Combination Agreement), provided that each shareholder of JEPLAN may elect to receive, in lieu of PubCo Shares, American depositary shares of PubCo, each representing one PubCo Share (each a "PubCo ADS") in connection with the Share Exchange; and (b) each issued and outstanding option of JEPLAN (each a "JEPLAN Option") will be exchanged for an option to purchase such number of PubCo Shares equal to such fraction of PubCo Shares that is equal to the Exchange Ratio (each such option, a "PubCo Option").

Subject to, and in accordance with, the terms and conditions of the Business Combination Agreement, immediately following the Share Exchange Effective Time and at the effective time of the Merger (the "Merger Effective Time"), (a) each outstanding Class A ordinary share of SPAC (including Class A ordinary shares of SPAC converted from the outstanding Class B ordinary shares of SPAC, but excluding (i) Class A ordinary shares of SPAC held by shareholders who have validly exercised their redemption rights, (ii) treasury shares held by SPAC, if any, and (iii) Class A ordinary shares of SPAC held by shareholders who have validly exercised their dissenters' rights, if any) will automatically be cancelled in exchange for the right to receive one PubCo ADS; (b) each outstanding public warrant of SPAC will automatically cease to exist in exchange for one PubCo Series 1 warrant (each a "PubCo Series 1 Warrant") to purchase PubCo Shares to be delivered in the form of PubCo ADSs pursuant to the terms and conditions of that certain amended and restated warrant agreement to be entered into by and between PubCo and its warrant agent at the Merger Effective Time in substantially the form annexed to the Business Combination Agreement as Exhibit H (the "PubCo Warrant Agreement"); and (c) each outstanding private placement warrant of SPAC will automatically cease to exist in exchange for one PubCo Series 2 warrant (each a "PubCo Series 2 Warrant", and each of PubCo Series 1 Warrants and PubCo Series 2 Warrants is referred to as a "PubCo Warrant") to purchase PubCo Shares to be delivered in the form of PubCo ADSs pursuant to the terms and conditions of the PubCo Warrant Agreement.

The "Exchange Ratio" is a ratio determined by dividing the Price per Share (as described below and more fully defined in the Business Combination Agreement) by $10.00. "Price per Share" is defined in the Business Combination Agreement to mean an amount equal to $300,000,000 divided by an amount equal to (a) the aggregate number of JEPLAN Shares (i) that are issued and outstanding immediately prior to the Share Exchange Effective Time and (ii) that are issuable upon the exercise or settlement of all JEPLAN Options, warrants, convertible notes and other equity securities of the Company that are issued and outstanding immediately prior to the Share Exchange Effective Time, minus (b) the number of JEPLAN Shares held by JEPLAN or any of its subsidiaries as treasury shares, if any.

Results of Operations

For the three months ended June 30, 2023, we had a net income of $1,100,922, which consisted of interest income earned on cash and investments held in our Trust Account of $2,171,759, partially offset by operating costs of $976,585 and stock compensation expense of $94,252.

For the three months ended June 30, 2022, we had a net loss of $102,209, which consisted of operating costs of $247,878, and stock compensation expense of $94,252, partially offset by interest income earned on cash and investments held in our Trust Account of $239,921.

For the six months ended June 30, 2023, we had a net income of $1,323,306, which consisted of interest income earned on cash and investments held in our Trust Account of $4,084,174, partially offset by operating costs of $2,573,400 and stock compensation expense of $187,468.

For the six months ended June 30, 2022, we had a net loss of $376,475, which consisted of operating costs of $446,745, and stock compensation expense of $187,468, partially offset by interest income earned on cash and investments held in our Trust Account of $257,738.

Liquidity, Capital Resources and Going Concern

As of June 30, 2023, we had cash outside our trust account of $75,400, available for working capital needs. All remaining cash was held in the trust account and is generally unavailable for our use, prior to an initial business combination.

For the six months ended June 30, 2023, net cash used in operating activities was $238,829. The net income of $1,323,306 was impacted by interest earned on cash and investments held in Trust Account of $4,084,174, share-based compensation expenses of $187,468 and by changes in operating assets and liabilities, which provided by $2,334,571 of cash in operating activities, primarily due to the increase in accounts payable and accrued expenses.

For the six months ended June 30, 2022, net cash used in operating activities was $602,232. The net loss of $376,475 was impacted by interest earned on cash and investments held in Trust Account of $257,738, share-based compensation expenses of $187,468 and by changes in operating assets and liabilities, which used $155,488 of cash in operating activities, primarily due to the increase in accounts payable and accrued expenses.

For the six months ended June 30, 2023, net cash used in investing activities was $1,725,000, consisting of Investments held in Trust Account of $1,725,000.

For the six months ended June 30, 2022, net cash provided by/used in investing activities was $0.

For the six months ended June 30, 2023, net cash provided by financing activities was $1,725,000, consisting of proceeds from issuance of promissory note to related party of $1,725,000.

For the six months ended June 30, 2022, net cash provided by/used in financing activities was $0.

On June 16, 2023, we issued an unsecured non-convertible promissory note to the Sponsor (as described in Note 5), pursuant to which we may borrow up to $1,725,000 from the Sponsor. On June 21, 2023, we received all $1,725,000 and deposited it in Trust Account to extend the date by which we must complete an initial business combination to September 21, 2023.

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

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until September 21, 2023 (assuming no further extension) to consummate the initial Business Combination. We intend to complete the initial Business Combination before the mandatory liquidation date. However, there can be no assurance that we will be able to consummate any business combination by September 21, 2023 (assuming no further extension). Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after September 21, 2023 (assuming no further extension).

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of June 30, 2023, we did not have any long-term debt, capital or operating lease obligations.

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

On June 16, 2023, the Sponsor agreed to loan the Company an aggregate principal amount of $1,725,000 in connection with the proposed extension of the deadline by which the Company must complete an initial business combination from June 21, 2023 to September 21, 2023. These loans are non-interest bearing, unsecured, non-convertible and are due at the closing of the initial Business Combination. As of June 30, 2023, the outstanding balance is $1,725,000.

Underwriting Agreement

On December 21, 2021, we paid a cash underwriting commission of two percent (2%) of the gross proceeds of the IPO, or $3,450,000. Additionally, the underwriter is entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the IPO, or $6,037,500 in aggregate, upon the completion of our initial Business Combination.

On April 12, 2023, our underwriter, Credit Suisse executed a letter agreement with us, in which they waived the deferred underwriting fee of $6,037,500, with respect to the proposed Business Combination with JEPLAN.

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

Class A Ordinary Share Subject to Possible Redemption

The Company accounts for its Class A ordinary share subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary share subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary share (including ordinary share that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary share are classified as stockholders’ equity. The Company’s ordinary share feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2023 and December 31, 2022, 17,250,000 shares of Class A ordinary share subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

Net Income (Loss) Per Ordinary Share

We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 19,250,000 potential ordinary shares for outstanding warrants to purchase our shares were excluded from diluted earnings (losses) per share for the three and six months ended June 30, 2023 and 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

During the six months ended June 30, 2023, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 3, 2023, as amended on July 25, 2023. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

We paid a total of $3,450,000 underwriting discounts and commissions and $986,923 for other costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer $6,037,500 in underwriting discounts and commissions. On April 12, 2023, our underwriter, Credit Suisse executed a letter agreement with us, in which they waived the deferred underwriting fee of $6,037,500, with respect to the proposed Business Combination with JEPLAN.

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

AP ACQUISITION CORP

Date: August 14, 2023		/s/ Keiichi Suzuki
	Name:	Keiichi Suzuki
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 14, 2023		/s/ Richard Lee Folsom
	Name:	Richard Lee Folsom
	Title:	Chairman, Director
(Principal Financial and Accounting Officer)