Form 10-Q
period 2023-09-30
AP Acquisition Corp
filed 2023-11-13
CIK 1862993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 10, 2023, 11,302,534 shares of Class A ordinary shares, par value $0.0001, and 4,312,500 shares of Class B ordinary shares, par value $0.0001, were issued and outstanding.

AP ACQUISITION CORP
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

i

ITEM 1. FINANCIAL STATEMENTS

AP ACQUISITION CORP

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets:
Cash	$141,905	$314,229
Prepaid expense	57,092	143,034
Total current assets	198,997	457,263
Cash and Investments held in Trust Account	188,643,526	180,237,929
Total assets	$188,842,523	$180,695,192

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Accrued offering costs and expenses	$3,307,647	$288,154
Promissory note - related party	2,085,000	—
Due to related party	215,333	126,393
Total current liabilities	5,607,980	414,547
Deferred underwriting commissions	6,037,500	6,037,500
Total liabilities	11,645,480	6,452,047

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 17,250,000(1) shares (including 5,947,466 shares that have been redeemed) at $10.92 and $10.45 redemption value at September 30, 2023 and December 31, 2022, respectively	188,643,526	180,237,929

Shareholders’ Deficit:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 17,250,000 shares subject to possible redemption) at September 30, 2023 and December 31, 2022, respectively	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 4,312,500 shares issued and outstanding at September 30, 2023 and December 31, 2022	431	431
Additional paid-in capital	—	—
Accumulated deficit	(11,446,914)	(5,995,215)
Total shareholders’ deficit	(11,446,483)	(5,994,784)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$188,842,523	$180,695,192

(1)	Including 5,947,466 Class A ordinary shares that were redeemed in connection with the vote to approve the Extension Amendment (as defined below). On October 3, 2023, the Company paid $64,953,170 to these shareholders, for their redemption of the Class A ordinary shares.

The accompanying notes are an integral part of these unaudited condensed financial statements.

AP ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating costs	$953,299	$227,804	$3,526,699	$674,549
Loss from operations	(953,299)	(227,804)	(3,526,699)	(674,549)

Other income (expense):
Stock Compensation Expense	(95,288)	(95,288)	(282,756)	(282,756)
Interest earned on cash and investments held in Trust Account	2,396,423	801,953	6,480,597	1,059,691
Total other income, net	2,301,135	706,665	6,197,841	776,935

Net income	$1,347,836	$478,861	$2,671,142	$102,386

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption(1)	17,250,000	17,250,000	17,250,000	17,250,000
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.06	$0.02	$0.12	$0.00
Basic and diluted weighted average shares outstanding, Class B ordinary shares	4,312,500	4,312,500	4,312,500	4,312,500
Basic and diluted net income per share, Class B ordinary shares	$0.06	$0.02	$0.12	$0.00

(1)	Including 5,947,466 Class A ordinary shares that were redeemed in connection with the vote to approve the Extension Amendment (as defined below). On October 3, 2023, the Company paid $64,953,170 to these shareholders, for their redemption of the Class A ordinary shares.

The accompanying notes are an integral part of these unaudited condensed financial statements.

AP ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023

	Class A		Class B		Additional		Total
	Ordinary Share		Ordinary Share		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of June 30, 2023	—	$—	4,312,500	$431	$—	$(10,293,615)	$(10,293,184)
Stock Compensation Expense	—	—	—	—	95,288	—	95,288
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	(95,288)	(2,301,135)	(2,396,423)
Net income	—	—	—	—	—	1,347,836	1,347,836
Additional amount deposited into trust ($0.10 per Class A ordinary share subject to possible redemption)	—	—	—	—	—	(200,000)	(200,000)
Balance as of September 30, 2023	—	$—	4,312,500	$431	$—	$(11,446,914)	$(11,446,483)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class A		Class B		Additional		Total
	Ordinary Share		Ordinary Share		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	—	$—	4,312,500	$431	$—	$(5,995,215)	$(5,994,784)
Stock Compensation Expense	—	—	—	—	282,756	—	282,756
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	(282,756)	(6,197,841)	(6,480,597)
Net income	—	—	—	—	—	2,671,142	2,671,142
Additional amount deposited into Trust Account ($0.10 per Class A ordinary shares subject to possible redemption)	—	—	—	—	—	(1,925,000)	(1,925,000)
Balance as of September 30, 2023	—	$—	4,312,500	$431	$—	$(11,446,914)	$(11,446,483)

AP ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022

	Class A		Class B		Additional		Total
	Ordinary Share		Ordinary Share		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of June 30, 2022	—	$—	4,312,500	$431	$—	$(5,483,755)	$(5,483,324)
Stock Compensation Expense	—	—	—	—	95,288	—	95,288
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	(95,288)	(706,665)	(801,953)
Net loss	—	—	—	—	—	478,861	478,861
Balance as of September 30, 2022	—	$—	4,312,500	$431	$—	$(5,711,559)	$(5,711,128)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A		Class B		Additional		Total
	Ordinary Share		Ordinary Share		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	—	$—	4,312,500	$431	$—	$(5,037,010)	$(5,036,579)
Stock Compensation Expense	—	—	—	—	282,756	—	282,756
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	(282,756)	(776,935)	(1,059,691)
Net loss	—	—	—	—	—	102,386	102,386
Balance as of September 30, 2022	—	$—	4,312,500	$431	$—	$(5,711,559)	$(5,711,128)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AP ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$2,671,142	$102,386
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and investments held in Trust Account	(6,480,597)	(1,059,691)
Stock based compensation expense	282,756	282,756
Changes in operating assets and liabilities:
Prepaid expenses	85,942	108,772
Due to related party	88,940	90,000
Accounts payable and accrued expenses	3,019,493	(230,746)
Net cash used in operating activities	(332,324)	(706,523)

Cash Flows from Investing Activities:
Deposit to Trust Account	(1,925,000)	—
Net cash used in Investing activities	(1,925,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of promissory note	2,085,000	—
Net cash provided by Financing activities	2,085,000	—

Net Change in Cash	(172,324)	(706,523)
Cash - Beginning	314,229	1,072,135
Cash - Ending	$141,905	$365,612

Non-cash investing and financing activities:
Remeasurement of Class A ordinary shares subject to redemption	$8,405,597	$1,059,691

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

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from April 22, 2021 (inception) through September 30, 2023 relates to the Company’s formation and the initial public offering (“IPO”), identifying a target company for a Business Combination and proceeding to complete the Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Upon the closing of the IPO on December 21, 2021, $177,675,000 ($10.30 per Unit sold in the IPO), including the proceeds of the Private Placement Warrants, was held in a trust account (“ Trust Account”) and may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a 7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations. On September 15, 2023, the Company held an extraordinary general meeting of its shareholders (the “Extraordinary General Meeting”), at which the Company’s shareholders approved an amendment (the “Extension Amendment”) to the Company’s amended and restated memorandum and articles of association (as amended, the “Articles”) to extend the date by which the Company has to consummate a business combination from September 21, 2023 to June 21, 2024 or such earlier date as determined by the Company’s board of directors or such later date that the Company’s shareholders may approve (the “Extended Date”). In connection with the vote to approve the Extension Amendment, holders of 5,947,466 Class A Ordinary Shares exercised their right to redeem those shares for cash at an approximate price of $10.92 per share, for an aggregate of approximately $64.95 million. On October 3, 2023, the Company paid the $64.95 million to these shareholders, leaving approximately $123.69 million held in the Trust Account after the redemption. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its income taxes, if any, the Articles, as discussed below and subject to the requirements of law and regulation, provide that the proceeds from the IPO and the sale of the Private Placement Warrants held in the Trust Account will not be released from the Trust Account (1) to the Company, until the completion of the initial Business Combination, or (2) to the Company’s public shareholders, until the earliest of (a) the completion of the initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholders properly elected to redeem, subject to the limitations described herein, (b) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Articles (A) to modify the substance or timing of the Company’s obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination by the Extended Date (the “Combination Period”) or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares, and (c) the redemption of the Company’s public shares if the Company has not consummated the initial Business Combination within the Combination Period, subject to applicable law. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (b) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial Business Combination or liquidation if the Company has not consummated an initial Business Combination within the Combination Period, with respect to such Class A ordinary shares so redeemed. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of its public shareholders.

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

The Company initially had 18 months from the closing of the IPO (which was June 21, 2023, (the “Termination Date”)) or during any one of the two permitted extended three-month periods in which the Company has to consummate a Business Combination. On June 21, 2023, the Company extended Termination Date from June 21, 2023 to September 21, 2023, following the deposit of $1,725,000 into its Trust Account by the Sponsor on the same day. On September 19, 2023, the Company issued a promissory note (the “Extension Note”) to the Sponsor or its registered assigns or successors in interest (the “Payee”), pursuant to which the Payee agreed to deposit into the Trust Account $200,000 each month (or a pro rata portion thereof if less than a month) until the earlier of (i) the date of the extraordinary general meeting held in connection with a shareholder vote to approve a business combination, and (ii) the Extended Date.

If the Company has not consummated the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to consummate an initial Business Combination within the Combination Period.

The Sponsor and each member of the Company’s management team have entered into an agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares and public shares in connection with the initial Business Combination, (ii) waive their redemption rights with respect to their Founder Shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) that would modify the substance or timing of the Company obligation to provide holders of its Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the Company public shares if the Company does not complete the initial Business Combination within the Combination Period or (B) with respect to any other provision relating to the rights of holders of the Company’s Class A ordinary shares and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to consummate an initial Business Combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the prescribed timeframe).

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

Business Combination

On June 16, 2023, (i) the Company (or “SPAC”), (ii) JEPLAN Holdings, Inc., a Japanese corporation (kabushiki kaisha) incorporated under the laws of Japan (“PubCo”), (iii) JEPLAN MS, Inc., an exempted company limited by shares incorporated under the laws of the Cayman Islands and a direct wholly-owned subsidiary of PubCo (“Merger Sub”), and (iv) JEPLAN, Inc., a Japanese corporation (kabushiki kaisha) incorporated under the laws of Japan (“JEPLAN”), entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”).

The Business Combination Agreement provides for, among other things, the following transactions: (i) the share exchange involving PubCo, JEPLAN and all shareholders of JEPLAN (the “Share Exchange”) and other ancillary transactions in connection therewith (the “Pre-Merger Reorganization”) such that JEPLAN will become a wholly-owned subsidiary of PubCo upon completion of the Pre-Merger Reorganization; and (ii) immediately following the completion of the Pre-Merger Reorganization, the merger of Merger Sub with and into SPAC, with SPAC being the surviving entity and becoming a wholly-owned subsidiary of PubCo (the “Merger”). The Pre-Merger Reorganization, the Merger and the other transactions contemplated by the Business Combination Agreement are hereinafter referred to as the “Business Combination.”

Subject to, and in accordance with, the terms and conditions of the Business Combination Agreement, in connection with the Share Exchange, at the effective time of the Share Exchange (the “Share Exchange Effective Time”), (a) each issued and outstanding common share of JEPLAN, including each share of JEPLAN issued prior to the Share Exchange Effective Time in connection with the conversion of all issued and outstanding convertible notes of JEPLAN (each a “JEPLAN Share”), will be exchanged for such fraction of a newly issued common share of PubCo (each a “PubCo Share”) equal to the Exchange Ratio (as defined in the Business Combination Agreement), provided that each shareholder of JEPLAN may elect to receive, in lieu of PubCo Shares, American depositary shares of PubCo, each representing one PubCo Share (each a “PubCo ADS”) in connection with the Share Exchange; and (b) each issued and outstanding option of JEPLAN (each a “JEPLAN Option”) will be exchanged for an option to purchase such number of PubCo Shares equal to such fraction of PubCo Shares that is equal to the Exchange Ratio (each such option, a “PubCo Option”).

Subject to, and in accordance with, the terms and conditions of the Business Combination Agreement, immediately following the Share Exchange Effective Time and at the effective time of the Merger (the “Merger Effective Time”), (a) each outstanding Class A ordinary share of SPAC (including Class A ordinary shares of SPAC converted from the outstanding Class B ordinary shares of SPAC, but excluding (i) Class A ordinary shares of SPAC held by shareholders who have validly exercised their redemption rights, (ii) treasury shares held by SPAC, if any, and (iii) Class A ordinary shares of SPAC held by shareholders who have validly exercised their dissenters’ rights, if any) will automatically be cancelled in exchange for the right to receive one PubCo ADS; (b) each outstanding public warrant of SPAC will automatically cease to exist in exchange for one PubCo Series 1 warrant (each a “PubCo Series 1 Warrant”) to purchase PubCo Shares to be delivered in the form of PubCo ADSs pursuant to the terms and conditions of that certain amended and restated warrant agreement to be entered into by and between PubCo and its warrant agent at the Merger Effective Time in substantially the form annexed to the Business Combination Agreement as Exhibit H (the “PubCo Warrant Agreement”); and (c) each outstanding private placement warrant of SPAC will automatically cease to exist in exchange for one PubCo Series 2 warrant (each a “PubCo Series 2 Warrant”, and each of PubCo Series 1 Warrants and PubCo Series 2 Warrants is referred to as a “PubCo Warrant”) to purchase PubCo Shares to be delivered in the form of PubCo ADSs pursuant to the terms and conditions of the PubCo Warrant Agreement.

The “Exchange Ratio” is a ratio determined by dividing the Price per Share (as described below and more fully defined in the Business Combination Agreement) by $10.00. “Price per Share” is defined in the Business Combination Agreement to mean an amount equal to $300,000,000 divided by an amount equal to (a) the aggregate number of JEPLAN Shares (i) that are issued and outstanding immediately prior to the Share Exchange Effective Time and (ii) that are issuable upon the exercise or settlement of all JEPLAN Options, warrants, convertible notes and other equity securities of the Company that are issued and outstanding immediately prior to the Share Exchange Effective Time, minus (b) the number of JEPLAN Shares held by JEPLAN or any of its subsidiaries as treasury shares, if any.

On September 8, 2023, the Company, PubCo and the Sponsor entered into a subscription agreement, pursuant to which, the Sponsor agreed to purchase, contingent upon and substantially concurrently with the closing of the Merger, 500,000 PubCo ADSs in a private placement at a purchase price of $10.00 per PubCo ADS, for an aggregate amount of $5,000,000.

Non-redemption Agreement

On July 7, 2023, the Company entered into a deed of non-redemption (“Deed”) with Tokyo Century Corporation, a Japanese corporation incorporated under the laws of Japan and a strategic partner of the Company, in connection with the extraordinary general meeting of the Company’s shareholders to be called by the Company to consider and approve, among other proposals, the transactions contemplated by the Business Combination Agreement. Pursuant to the Deed, Tokyo Century Corporation agreed that it will not elect to redeem, tender or submit for redemption, or otherwise exercise its SPAC Shareholder Redemption Right (as defined in the Business Combination Agreement) with respect to 500,000 Class A ordinary shares (“Subject Shares”) either in connection with the Business Combination or in connection with any other meeting of the Company’s shareholders or other event which would enable Tokyo Century Corporation to exercise its SPAC Shareholder Redemption Right at any time prior to the closing of the Business Combination. In addition, the Deed provides that Tokyo Century Corporation, from the date of the Deed until the date of its termination, shall not, directly or indirectly, sell, transfer, tender, grant, pledge, assign or otherwise dispose of (including by gift, tender or exchange offer, merger or operation of law), encumber, hedge or utilize a derivative to transfer the economic interest in (each a “Transfer”), or enter into any contracts, option or other arrangement (including any profit sharing arrangement) with respect to the Transfer of, any Subject Shares to any person other than pursuant to the Business Combination Agreement at the closing of the Business Combination.

Liquidity, Capital Resources and Going Concern

As of September 30, 2023, the Company had cash of $141,905 and a working capital deficit of $5,408,983.

The Company’s liquidity needs prior to the IPO had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the founder shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $142,882, which was paid in full on December 21, 2021 (see Note 5). In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of September 30, 2023, there were no amounts outstanding under any Working Capital Loans.

On June 16, 2023, the Company issued an unsecured non-convertible promissory note to the Sponsor (as described in Note 5), pursuant to which the Company may borrow up to $1,725,000 from the Sponsor. On June 21, 2023, the Company received all $1,725,000 and deposited it in Trust Account to extend the Termination Date to September 21, 2023.

On September 19, 2023, the Company issued the Extension Note (as described in Note 5) in the principal amount of up to $1,800,000 to the Payee, pursuant to which the Payee agreed to deposit into the Company’s Trust Account $200,000 each month (or a pro rata portion thereof if less than a month). On September 25, 2023 and October 23, 2023, the Sponsor deposited two tranches of $200,000, for an aggregate of $400,000, into the Trust Account.

On September 19, 2023, the Company issued the Working Capital Note (as described in Note 5) in the principal amount of up to $160,000 to the Sponsor. The Note bears no interest and is payable promptly after the date on which the Company consummates an initial business combination. On September 25, 2023, the Company received the $160,000 loan in full.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until the Extended Date (assuming no further extension) to consummate the initial Business Combination. The Company intends to complete the initial Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by the Extended Date (assuming no further extension). Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Extended Date (assuming no further extension).

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the unaudited condensed financial statements.

In February 2022, the Russian Federation and Belarus commenced a military action with the Republic of Ukraine. As a result of this action, various nations have instituted economic sanctions against the Russian Federation and Belarus. Recently in October 2023, the military conflict between Israel and militant groups led by Hamas has also caused uncertainty in the global markets. As a result of the military conflicts between Russia and Ukraine, the military conflicts between Israel and Hamas and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of these actions and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods. These unaudited condensed financial statements and accompanying notes should be read in conjunction with the Company’s annual financial statements and accompanying notes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 3, 2023, as amended on July 25, 2023.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $141,905 and $314,229 in cash as of September 30, 2023 and December 31, 2022, respectively. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022.

Cash and Investments Held in Trust Account

In August 2023, the Company liquidated the money market funds held in the Trust Account. The funds in the Trust Account have since then been maintained in cash in an interest-bearing demand deposit account at a bank until the earlier of consummation of the initial Business Combination and liquidation. Prior to liquidating the money market funds, the Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, investments in money market funds that invest in U.S. government securities, cash, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on Investments Held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

As of September 30, 2023 and December 31, 2022, the Company had $188,643,526 and $180,237,929 held in the Trust Account, respectively. On October 3, 2023, the Company paid $64,953,170 to public shareholders for their redemption of 5,947,466 Class A ordinary shares, leaving about $123.69 million in the Trust Account.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2023 and December 31, 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2023 and December 31, 2022, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 17,250,000 Class A ordinary shares (including 5,947,466 Class A ordinary shares that were redeemed in connection with the vote to approve the Extension Amendment) subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of Class A ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

As of September 30, 2023 and December 31, 2022, the amount of Class A ordinary shares reflected on the condensed balance sheets are reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Proceeds allocated to Public Warrants	(7,417,500)
Class A ordinary shares issuance costs	(10,024,022)
Plus:
Remeasurement adjustment on redeemable ordinary shares	25,179,451
Class A ordinary shares subject to possible redemption, December 31, 2022	180,237,929
Plus:
Remeasurement adjustment on redeemable ordinary shares	1,912,415
Class A ordinary shares subject to possible redemption, March 31, 2023	182,150,344
Plus:
Remeasurement adjustment on redeemable ordinary shares	2,171,759
Additional amount deposited into Trust Account	1,725,000
Class A ordinary shares subject to possible redemption, June 30, 2023	186,047,103
Plus:
Remeasurement adjustment on redeemable ordinary shares	2,396,423
Additional amount deposited into Trust Account	200,000
Class A ordinary shares subject to possible redemption, September 30, 2023(1)	$188,643,526

(1)	Including 5,947,466 Class A ordinary shares that that were redeemed in connection with the vote to approve the Extension Amendment. On October 3, 2023, the Company paid $64,953,170 to these shareholders, for their redemption of the Class A ordinary shares.

Stock Compensation Expense

The Company accounts for stock-based compensation expense in accordance with ASC 718, “Compensation – Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date and recognized over the requisite service period. To the extent a stock-based award is subject to a performance condition, the amount of expense recorded in a given period, if any, reflects an assessment of the probability of achieving such performance condition, with compensation recognized once the event is deemed probable to occur. Forfeitures are recognized as incurred (see Note 5 for more discussion about the details). For the three and nine months ended September 30, 2023, share-based compensation expenses recognized by the Company was $95,288 and $282,756, respectively. For the three and nine months ended September 30, 2022, share-based compensation expenses recognized by the Company was $95,288 and $282,756, respectively.

Net Income per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 19,250,000 potential ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three and nine months ended September 30, 2023 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per ordinary shares is the same as basic net income per ordinary shares for the period. In connection with the vote to approve the Extension Amendment on September 15, 2023, holders of 5,947,466 Class A ordinary shares of the Company properly exercised their right to redeem their shares. Because the redemption of these shares were not completed until October 3, 2023, they were included in the calculation of basic and diluted net income per share as of September 30, 2023. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	For the Three Months Ended September 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of income	$1,078,269	$269,567	$383,085	$95,772
Denominator:
Basic and diluted weighted-average shares outstanding	17,250,000	4,312,500	17,250,000	4,312,500
Basic and diluted net income per share	$0.06	$0.06	$0.02	$0.02

	For the Nine Months Ended September 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of income	$2,136,914	$534,228	$81,909	$20,477
Denominator:
Basic and diluted weighted-average shares outstanding	17,250,000	4,312,500	17,250,000	4,312,500
Basic and diluted net income per share	$0.12	$0.12	$0.00	$0.00

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

On November 24, 2021, the Sponsor transferred an aggregate of 90,000 Class B ordinary shares to the Company’s three independent directors for an aggregate purchase price of $360. The sale of the Founders Shares to the Company’s independent directors, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Company used a Monte Carlo Model that values the Founder Shares granted to the directors. The key inputs into the Monte Carlo simulation model were (i) risk- free interest rate of 0.93%, (ii) volatility of 13.2%, (iii) estimated term of 2.72 years. According to Monte Carlo simulation, the fair value of the 90,000 shares sold to the Company’s independent directors was approximately $757,122 or $8.412 per share. The appointment of the Company’s independent directors was effective upon the IPO’s Effective Date of December 16, 2021. The Founders Shares were effectively sold subject to a performance condition (i.e., the service period). Compensation expense related to the Founders Shares is recognized according to the service period before the Business Combination, because if the independent directors resign from the Board prior to completion of the Business Combination they must forfeit a pro rata portion of the compensation equal to the portion of the term remaining at the time of the resignation, assuming the Business Combination will be completed two years after the Effective Date. As of September 30, 2023, the independent directors had not resigned from the Company. For the three and nine months ended September 30, 2023, share-based compensation expenses recognized by the Company was $95,288 and $282,756, respectively. For the three and nine months ended September 30, 2022, share-based compensation expenses recognized by the Company was $95,288 and $282,756, respectively.

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

On June 16, 2023, the Sponsor agreed to loan the Company an aggregate principal amount of $1,725,000 in connection with the proposed extension of the deadline by which the Company must complete an initial business combination from June 21, 2023 to September 21, 2023. These loans are non-interest bearing, unsecured, non-convertible and are due at the closing of the initial Business Combination. As of September 30, 2023, the outstanding balance is $1,725,000.

On September 19, 2023, the Company issued a non-convertible promissory note (the “Extension Note”) in the principal amount of up to $1,800,000 to the Payee, pursuant to which, the Payee agreed to deposit into the Company’s Trust Account $200,000 each month (or a pro rata portion thereof if less than a month) until the earlier of (i) the consummation of a Business Combination, and (ii) the Extended Date. The Extension Note bears no interest and is payable promptly after the date on which the Company consummates an initial Business Combination. As of September 30, 2023, the outstanding balance is $200,000 under the Extension Note.

On September 19, 2023, the Company issued a non-convertible promissory note (the “Working Capital Note”) in the principal amount of up to $160,000 to the Sponsor, to raise funds for working capital purposes. The Working Capital Note bears no interest and is payable promptly after the date on which the Company consummates an initial Business Combination. As of September 30, 2023, the outstanding balance is $160,000 under Working Capital Loan Note.

Working Capital Loans

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of September 30, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

Commencing on December 16, 2021 through the earlier of consummation of the initial Business Combination and the liquidation, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative support and to reimburse the Sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial Business Combination. For the three and nine months ended September 30, 2023, the Company accrued $30,000 and $90,000, respectively, under the Administrative Services Agreement, which is included in due to related party on the accompanying condensed balance sheets. For the three and nine months ended September 30, 2022, the Company accrued $30,000 and $90,000, respectively, under the Administrative Services Agreement, which is included in due to related party on the accompanying condensed balance sheets. As of September 30, 2023 and December 31, 2022, the balance of due to related party in connection with administrative service were $215,333 and $125,333, respectively.

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

Subscription Agreement

On September 8, 2023, the Company, PubCo and the Sponsor entered into a subscription agreement, pursuant to which, the Sponsor agreed to purchase contingent upon, and substantially concurrently with the closing of the Merger, 500,000 PubCo ADSs in a private placement at a purchase price of $10.00 per PubCo ADS, for an aggregate amount of $5,000,000.

Note 7 - Shareholders’ Deficit

Preference shares - The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A ordinary shares - The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, there were no Class A ordinary shares issued or outstanding, excluding 17,250,000 Class A ordinary shares subject to possible redemption.

Class B ordinary shares - The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. On April 29, 2021, the Sponsor paid $25,000, or approximately $0.004 per share, to cover certain offering costs in consideration for 5,750,000 Class B ordinary shares, par value $0.0001.

On October 22, 2021, 1,437,500 founder shares were surrendered to the Company for cancellation for no consideration, resulting in 4,312,500 Class B ordinary shares outstanding. All share amounts and related information have been retroactively restated to reflect the share surrender. The founder shares include up to 562,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter, so that the initial shareholder collectively owned 20% of the Company’s issued and outstanding ordinary shares after the IPO. As a result of the underwriters’ election to fully exercise their over-allotment option on December 21, 2021, no Class B ordinary shares are currently subject to forfeiture. As of September 30, 2023 and December 31, 2022, there were 4,312,500 Class B ordinary shares issued or outstanding.

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

Warrants

As of September 30, 2023, there were 8,625,000 Public Warrants and 10,625,000 Private Placement Warrants outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (i) the Company issues additional Class A ordinary shares or equity linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (iii) the volume weighted average trading price of the Company’s Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummate the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described adjacent to “Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” and “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described adjacent to the caption “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

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

Note 8 - Recurring Fair Value Measurements

As of September 30, 2023, all amounts held in the Trust Account were deposited in an interest-bearing deposit account. The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2022, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

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

On October 3, 2023, the Company paid $64,953,170 to public shareholders for their redemption of 5,947,466 Class A ordinary shares, leaving about $123.69 million in the Trust Account.

On October 23, 2023, the Sponsor deposited the second $200,000 into the Trust Account. Up to the date the condensed financial statements were issued, the total outstanding balance of the Extension Note was $400,000.

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

As of September 30, 2023, we have not commenced any operations. All activity for the period from April 22, 2021 (inception) through September 30, 2023, relates to our formation and initial public offering, and, since the completion of our initial public offering, identifying a target company for a Business Combination and proceeding to complete the Business Combination. We will not generate any operating revenues until after the completion of our initial business combination, at the earliest. We generate non-operating income in the form of interest income from the proceeds derived from our initial public offering and placed in the trust account.

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

On June 21, 2023, we extended the date by which we must complete an initial Business Combination (the “Termination Date”) from June 21, 2023 to September 21, 2023, following the deposit of $1,725,000 into our Trust Account by the Sponsor on the same day. On September 15, 2023,we held an extraordinary general meeting of shareholders (the “Extraordinary General Meeting”), at which our shareholders approved an amendment to our amended and restated memorandum and articles of association (the “Extension Amendment”) to extend the Termination Date from September 21, 2023 to June 21, 2024 or such earlier date as determined by the Company’s board of directors or such later date that the Company’s shareholders may approve (the “Extended Date”).

In connection with the vote to approve the Extension Amendment, holders of 5,947,466 Class A ordinary shares properly exercised their right to redeem their shares. We paid $64,953,170 to these shareholders on October 3, 2023, for their redemption of the Class A ordinary shares, leaving about $123.69 million in the Trust Account. On September 25, 2023 and October 23, 2023, our Sponsor deposited two tranches of $200,000, for an aggregate of $400,000, into the Trust Account.

Business Combination

On June 16, 2023, (i) the Company (or “SPAC”), (ii) JEPLAN Holdings, Inc., a Japanese corporation (kabushiki kaisha) incorporated under the laws of Japan (“PubCo”), (iii) JEPLAN MS, Inc., an exempted company limited by shares incorporated under the laws of the Cayman Islands and a direct wholly-owned subsidiary of PubCo (“Merger Sub”), and (iv) JEPLAN, Inc., a Japanese corporation (kabushiki kaisha) incorporated under the laws of Japan (“JEPLAN”), entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”).

The Business Combination Agreement provides for, among other things, the following transactions: (i) the share exchange involving PubCo, JEPLAN and all shareholders of JEPLAN (the “Share Exchange”) and other ancillary transactions in connection therewith (the “Pre-Merger Reorganization”) such that JEPLAN will become a wholly-owned subsidiary of PubCo upon completion of the Pre-Merger Reorganization; and (ii) immediately following the completion of the Pre-Merger Reorganization, the merger of Merger Sub with and into SPAC, with SPAC being the surviving entity and becoming a wholly-owned subsidiary of PubCo (the “Merger”). The Pre-Merger Reorganization, the Merger and the other transactions contemplated by the Business Combination Agreement are hereinafter referred to as the “Business Combination.”

Subject to, and in accordance with, the terms and conditions of the Business Combination Agreement, in connection with the Share Exchange, at the effective time of the Share Exchange (the “Share Exchange Effective Time”), (a) each issued and outstanding common share of JEPLAN, including each share of JEPLAN issued prior to the Share Exchange Effective Time in connection with the conversion of all issued and outstanding convertible notes of JEPLAN (each a “JEPLAN Share”), will be exchanged for such fraction of a newly issued common share of PubCo (each a “PubCo Share”) equal to the Exchange Ratio (as defined in the Business Combination Agreement), provided that each shareholder of JEPLAN may elect to receive, in lieu of PubCo Shares, American depositary shares of PubCo, each representing one PubCo Share (each a “PubCo ADS”) in connection with the Share Exchange; and (b) each issued and outstanding option of JEPLAN (each a “JEPLAN Option”) will be exchanged for an option to purchase such number of PubCo Shares equal to such fraction of PubCo Shares that is equal to the Exchange Ratio (each such option, a “PubCo Option”).

Subject to, and in accordance with, the terms and conditions of the Business Combination Agreement, immediately following the Share Exchange Effective Time and at the effective time of the Merger (the “Merger Effective Time”), (a) each outstanding Class A ordinary share of SPAC (including Class A ordinary shares of SPAC converted from the outstanding Class B ordinary shares of SPAC, but excluding (i) Class A ordinary shares of SPAC held by shareholders who have validly exercised their redemption rights, (ii) treasury shares held by SPAC, if any, and (iii) Class A ordinary shares of SPAC held by shareholders who have validly exercised their dissenters’ rights, if any) will automatically be cancelled in exchange for the right to receive one PubCo ADS; (b) each outstanding public warrant of SPAC will automatically cease to exist in exchange for one PubCo Series 1 warrant (each a “PubCo Series 1 Warrant”) to purchase PubCo Shares to be delivered in the form of PubCo ADSs pursuant to the terms and conditions of that certain amended and restated warrant agreement to be entered into by and between PubCo and its warrant agent at the Merger Effective Time in substantially the form annexed to the Business Combination Agreement as Exhibit H (the “PubCo Warrant Agreement”); and (c) each outstanding private placement warrant of SPAC will automatically cease to exist in exchange for one PubCo Series 2 warrant (each a “PubCo Series 2 Warrant”, and each of PubCo Series 1 Warrants and PubCo Series 2 Warrants is referred to as a “PubCo Warrant”) to purchase PubCo Shares to be delivered in the form of PubCo ADSs pursuant to the terms and conditions of the PubCo Warrant Agreement.

The “Exchange Ratio” is a ratio determined by dividing the Price per Share (as described below and more fully defined in the Business Combination Agreement) by $10.00. “Price per Share” is defined in the Business Combination Agreement to mean an amount equal to $300,000,000 divided by an amount equal to (a) the aggregate number of JEPLAN Shares (i) that are issued and outstanding immediately prior to the Share Exchange Effective Time and (ii) that are issuable upon the exercise or settlement of all JEPLAN Options, warrants, convertible notes and other equity securities of the Company that are issued and outstanding immediately prior to the Share Exchange Effective Time, minus (b) the number of JEPLAN Shares held by JEPLAN or any of its subsidiaries as treasury shares, if any.

On July 7, 2023, we entered into a deed of non-redemption (“Deed”) with Tokyo Century Corporation, a Japanese corporation incorporated under the laws of Japan and a strategic partner of the Company, in connection with an extraordinary general meeting of our shareholders to be called by us to consider and approve, among other proposals, the transactions contemplated by the Business

Combination Agreement. Pursuant to the Deed, Tokyo Century Corporation agreed that it will not elect to redeem, tender or submit for redemption, or otherwise exercise its SPAC Shareholder Redemption Right (as defined in the Business Combination Agreement) with respect to 500,000 Class A ordinary shares (“Subject Shares”) either in connection with the Business Combination or in connection with any other meeting of our shareholders or other event which would enable Tokyo Century Corporation to exercise its SPAC Shareholder Redemption Right at any time prior to the closing of the Business Combination. In addition, the Deed provides that Tokyo Century Corporation, from the date of the Deed until the date of its termination, shall not, directly or indirectly, sell, transfer, tender, grant, pledge, assign or otherwise dispose of (including by gift, tender or exchange offer, merger or operation of law), encumber, hedge or utilize a derivative to transfer the economic interest in (each a “Transfer”), or enter into any contracts, option or other arrangement (including any profit sharing arrangement) with respect to the Transfer of, any Subject Shares to any person other than pursuant to the Business Combination Agreement at the closing of the Business Combination.

On September 8, 2023, the Company, PubCo and the Sponsor entered into a subscription agreement, pursuant to which, the Sponsor agreed to purchase contingent upon, and substantially concurrently with the closing of the Merger, 500,000 PubCo ADSs in a private placement at a purchase price of $10.00 per PubCo ADS, for an aggregate amount of $5,000,000.

Results of Operations

For the three months ended September 30, 2023, we had a net income of $1,347,836, which consisted of interest income earned on cash and investments held in our Trust Account of $2,396,423, partially offset by operating costs of $953,299 and stock compensation expense of $95,288.

For the three months ended September 30, 2022, we had a net income of $478,861, which consisted of interest income earned on marketable securities held in our Trust Account of $801,953, offset by operating costs of $ 227,804, and stock compensation expense of $95,288.

For the nine months ended September 30, 2023, we had a net income of $2,671,142, which consisted of interest income earned on cash and investments held in our Trust Account of $6,480,597, partially offset by operating costs of $3,526,699 and stock compensation expense of $282,756.

For the nine months ended September 30, 2022, we had a net income of $102,386, which consisted of interest income earned on marketable securities held in our Trust Account of $1,059,691, offset by operating costs of $674,549, and stock compensation expense of $282,756.

Liquidity, Capital Resources and Going Concern

As of September 30, 2023, we had cash outside our trust account of $141,905, available for working capital needs. All remaining cash was held in the trust account and is generally unavailable for our use, prior to an initial business combination.

For the nine months ended September 30, 2023, net cash used in operating activities was $332,324. The net income of $2,671,142 was impacted by interest earned on cash and investments held in Trust Account of $6,480,597, share-based compensation expenses of $282,756 and by changes in operating assets and liabilities, which provided by $3,194,375 of cash in operating activities, primarily due to the increase in accounts payable and accrued expenses.

For the nine months ended September 30, 2022, net cash used in operating activities was $706,523. The net income of $102,386 was impacted by interest earned on cash and investments held in Trust Account of $1,059,691, share-based compensation expenses of $282,756 and by changes in operating assets and liabilities, which used $31,974 of cash in operating activities, primarily due to the increase in accounts payable and accrued expenses.

For the nine months ended September 30, 2023, net cash used in investing activities was $1,925,000, consisting of Investments held in Trust Account of $1,925,000.

For the nine months ended September 30, 2022, net cash provided by/used in investing activities was $0.

For the nine months ended September 30, 2023, net cash provided by financing activities was $2,085,000, consisting of proceeds from issuance of promissory note to related party of $2,085,000.

For the nine months ended September 30, 2022, net cash provided by/used in financing activities was $0.

On June 16, 2023, we issued an unsecured non-convertible promissory note to the Sponsor (as described in Note 5), pursuant to which we may borrow up to $1,725,000 from the Sponsor. On June 21, 2023, we received all $1,725,000 and deposited it in Trust Account to extend the date by which we must complete an initial business combination to September 21, 2023.

On September 19, 2023, we issued a non-convertible promissory note (the “Extension Note”) in the principal amount of up to $1,800,000 to the Payee, pursuant to which, the Payee agreed to deposit into our Trust Account $200,000 each month (or a pro rata portion thereof if less than a month) until the earlier of (i) the consummation of a Business Combination, and (ii) the Extended Date. The Extension Note bears no interest and is payable promptly after the date on which we consummate an initial Business Combination. As of September 30, 2023, the outstanding balance is $200,000 under the Extension Note.

On September 19, 2023, we issued a non-convertible promissory note (the “Working Capital Note”) in the principal amount of up to $160,000 to the Sponsor, to raise funds for working capital purposes. The Working Capital Note bears no interest and is payable promptly after the date on which we consummate an initial Business Combination. As of September 30, 2023, the outstanding balance is $160,000 under Working Capital Note.

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

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until the Extended Date (assuming no further extension) to consummate the initial Business Combination. We intend to complete the initial Business Combination before the mandatory liquidation date. However, there can be no assurance that we will be able to consummate any business combination by the Extended Date (assuming no further extension). Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after the Extended Date (assuming no further extension).

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of September 30, 2023, we did not have any long-term debt, capital or operating lease obligations.

We entered into an administrative services agreement pursuant to which we will pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative support services.

On September 8, 2023, we entered into a subscription agreement with PubCo and the Sponsor, pursuant to which, the Sponsor agreed to purchase contingent upon, and substantially concurrently with the closing of the Merger, 500,000 PubCo ADSs in a private placement at a purchase price of $10.00 per PubCo ADS, for an aggregate amount of $5,000,000.

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

On June 16, 2023, the Sponsor agreed to loan the Company an aggregate principal amount of $1,725,000 in connection with the proposed extension of the deadline by which the Company must complete an initial business combination from June 21, 2023 to September 21, 2023. These loans are non-interest bearing, unsecured, non-convertible and are due at the closing of the initial Business Combination. As of September 30, 2023, the outstanding balance is $1,725,000.

On September 19, 2023, we issued a non-convertible promissory note (the “Extension Note”) in the principal amount of up to $1,800,000 to the Payee, pursuant to which, the Payee agreed to deposit into our Trust Account $200,000 each month (or a pro rata portion thereof if less than a month) until the earlier of (i) the consummation of a Business Combination, and (ii) the Extended Date. The Extension

Note bears no interest and is payable promptly after the date on which we consummate an initial Business Combination. As of September 30, 2023, the outstanding balance is $200,000 under the Extension Note.

On September 19, 2023, we issued a non-convertible promissory note (the “Working Capital Note”) in the principal amount of up to $160,000 to the Sponsor, to raise funds for working capital purposes. The Working Capital Note bears no interest and is payable promptly after the date on which we consummate an initial Business Combination. As of September 30, 2023, the outstanding balance is $160,000 under Working Capital Note.

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

Class A Ordinary Share Subject to Possible Redemption

The Company accounts for its Class A ordinary share subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary share subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary share (including ordinary share that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary share are classified as stockholders’ equity. The Company’s ordinary share feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. In connection with the vote to approve the Extension Amendment on September 15, 2023, holders of 5,947,466 Class A Ordinary Shares exercised their right to redeem those shares for cash at an approximate price of $10.92 per share, for an aggregate of approximately $64.95 million. On October 3, 2023, the Company paid the $64.95 million to these shareholders, leaving approximately $123.69 million held in the Trust Account after the redemption. Accordingly, as of September 30, 2023 and December 31, 2022, 17,250,000 (including 5,947,466 Class A ordinary shares that were redeemed in connection with the vote to approve the Extension Amendment) and 17,250,000 shares of Class A ordinary share subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

Net Income Per Ordinary Share

We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 19,250,000 potential ordinary shares for outstanding warrants to purchase our shares were excluded from diluted earnings (losses) per share for the three and nine months ended September 30, 2023 and 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon their evaluation, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

During the nine months ended September 30, 2023, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

AP ACQUISITION CORP

Date: November 13, 2023		/s/ Keiichi Suzuki
	Name:	Keiichi Suzuki
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 13, 2023		/s/ Richard Lee Folsom
	Name:	Richard Lee Folsom
	Title:	Chairman, Director
(Principal Financial and Accounting Officer)