Form 10-K
period 2023-12-31
AP Acquisition Corp
filed 2024-03-28
CIK 1862993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☒  No ☐

The aggregate market value of the voting shares held by non-affiliates of the registrant on June 30, 2023, computed by reference to the closing price for such shares on the New York Stock Exchange (the “NYSE”) on such date, was $185,610,000.

As of March 26, 2024, 11,302,534 Class A ordinary shares, par value $0.0001, and 4,312,500 Class B ordinary shares, par value $0.0001, were issued and outstanding.

Documents Incorporated by Reference: None.

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), or the context otherwise requires, references to:

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;
●	“equity-linked securities” are to any debt or equity securities that are convertible, exercisable or exchangeable for our Class A ordinary shares issued in a financing transaction in connection with our initial business combination, including but not limited to a private placement of equity or debt;
●	“extension option” are to our option, upon deposit of an additional $0.10 per public share (a total of $1,725,000) into the trust account, to extend the available time to consummate our initial business combination by three months. We may exercise the extension option up to two times by resolution of our board if requested by our sponsor, allowing for up to an additional six months (for a total of 24 months) to complete a business combination;
●	“Extension Period” is to the earlier of (i) the date of the extraordinary general meeting held in connection with a shareholder vote to approve a business combination , and (ii) June 21, 2024 or such earlier date as determined by the our board;
●	“founder shares” are to our Class B ordinary shares initially issued to our initial shareholders in a private placement prior to the initial public offering and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination or earlier at the option of the holders thereof (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);
●	“initial shareholder” are to holder of our founder shares prior to the initial public offering (including all of the founder shares that our sponsor will transfer to each of our three independent directors);
●	“management” or our “management team” are to our executive officers and directors (including our directors that will become directors in connection with the consummation of the initial public offering);
●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;
●	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of the initial public offering;
●	“public shareholders” are to the holders of our public shares, including our sponsor and management team to the extent our sponsor and/or members of our management team purchase public shares, provided that our sponsor’s and each member of our management team’s status as a “public shareholder” will only exist with respect to such public shares;
●	“public shares” are to our Class A ordinary shares sold as part of the units in the initial public offering (whether they are purchased in the initial public offering or thereafter in the open market);
●	“public warrants” are to our warrants sold as part of the units in the initial public offering (whether they are purchased in the initial public offering or thereafter in the open market);
●	“sponsor” are to AP Sponsor LLC, a Cayman Islands limited liability company;
●	“warrants” are to our redeemable warrants, which include the public warrants as well as the private placement warrants to the extent that they are no longer held by the initial purchasers of the private placement warrants or their permitted transferees; and
●	“we,” “us,” “our,” “company,” “the Company” or “our company” are to AP Acquisition Corp, a Cayman Islands exempted company.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including, without limitation, statements under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete an initial business combination;
●	our expectations around the performance of the prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	our ability to consummate an initial business combination due to the uncertainty resulting events, such as terrorist attacks, natural disasters or other significant outbreaks of infectious diseases;
●	the ability of our officers and directors to generate a number of potential investment opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties; or
●	our financial performance following our initial public offering.

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

●	We are an exempted company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
●	Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us or in the future performance of the target business we may acquire.
●	The renewable energy, renewable technology and energy services and solutions sectors are rapidly evolving, and we may not have sufficient experience investing in certain areas within these sectors.
●	We may face certain risks related to renewable energy, renewable technology and energy services and solutions sector companies.
●	Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.
●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.
●	If we seek shareholder approval of our initial business combination, our sponsor and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.
●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.
●	The requirement that we consummate an initial business combination within 18 months after the initial public offering or during any Extension Period may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.
●	We have the right, but not the obligation, to extend the term we have to consummate our initial business combination for up to an additional six months without providing our shareholders with voting or redemption rights relating thereto.
●	Market conditions, economic uncertainty or downturns could adversely affect our business, financial condition, operating results and our ability to consummate a business combination.
●	We may not be able to consummate an initial business combination during any Extension Period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

●	Were we to be considered to be a “foreign person,” we might not be able to complete an initial business combination with a U.S. target company if such initial business combination is subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (“CFIUS”), or ultimately prohibited.
●	If we seek shareholder approval of our initial business combination, our sponsor, officers, directors, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.
●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
●	The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
●	You will not be entitled to protections normally afforded to investors of many other blank check companies.
●	If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.
●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $11.29 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.
●	If the net proceeds of the initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate during any Extension Period, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

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

Financial Position

Upon the closing of our initial public offering, approximately $177.7 million of the net proceeds were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee. On June 21, 2023, an additional $1,725,000 was deposited into the trust account in connection with the Company’s exercise of its option to extend the deadline by which it must complete an initial business combination from June 21, 2023 to September 21, 2023. In addition, pursuant to the Extension Note dated September 19, 2023, the Payee agreed to deposit into the Company’s trust account $200,000 each month (or a pro rata portion thereof if less than a month) until the earlier of (i) the date of the extraordinary general meeting held in connection with a shareholder vote to approve a business combination, and (ii) the Extended Date. Funds held in the trust account have been invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the Trust Account. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires.

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

Redemption Rights for Public Shareholders upon the Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding public shares, subject to the limitations described herein. The amount in the trust account was approximately $11.29 per public share as of March 26, 2024. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriter to the extent that such deferred underwriting commissions have not otherwise been waived. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares.

There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination during any Extension Period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

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

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law and pursuant to our amended and restated memorandum and articles of association, which requires the affirmative vote of shareholders holding a majority of the shares which, being so entitled, are voted thereon in person or by proxy at a quorate general meeting of the company or a unanimous written resolution of all of our shareholders entitled to vote at a general meeting of the company. A quorum for such meeting will be present if holders of one-third of the issued and outstanding shares entitled to vote at the meeting are represented in person or by proxy. In such case, our sponsor and each member of our management team have agreed to vote their founder shares and public shares in favor of our initial business combination. As a result, in addition to our initial shareholders’ founder shares, we would need (i) 3,495,018, or 30.9% (assuming all issued and outstanding shares are voted) or (ii) 1,495,018, or 13.2% (assuming all issued and outstanding shares are voted and Tokyo Century votes its shares in favor of our initial business combination) of the 11,302,534 public shares outstanding as of the date of this annual report to be voted in favor of an initial business combination in order to have our initial business combination approved. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of a business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination during any Extension Period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target during any Extension Period.

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

On June 21, 2023, we extended the deadline by which we must complete an initial business combination from June 21, 2023 to September 21, 2023, following the deposit of $1,725,000 into the trust account by the Sponsor on the same day. On September 15, 2023, the Company held the Extraordinary General Meeting, at which the Company’s shareholders approved the Extension Amendment to the Company’s Articles to extend the date by which the Company has to consummate a business combination from September 21, 2023 to June 21, 2024 or such earlier date as determined by the Company’s board of directors or such later date that the Company’s shareholders may approve. As of the date of this report, our Sponsor deposited seven tranches of $200,000, for an aggregate of $1,400,000 into the Trust Account under the amendment to the Company’s amended and restated memorandum and articles of association, and has until April 21, 2024 to complete its business combination.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association provides that we have only 18 months from the closing of the initial public offering or during an Extension Period to consummate an initial business combination. If we have not consummated an initial business combination during an Extension Period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There is no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination during an Extension Period. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to consummate an initial business combination during an Extension Period (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed timeframe).

Our sponsor and each member of our management team have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination during an Extension period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, subject to the limitations described herein. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, officer, director, or any other person.

All costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $1,190,000 held outside the trust account plus up to $100,000 of funds from the trust account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

If we were to expend all of the net proceeds of the initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest incurred after December 31, 2023, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $11.29. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be less than $11.29. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

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

If we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $11.29 per public share to our public shareholders. Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination during an Extension Period, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination during an Extension Period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination during an Extension Period, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholders’ voting in connection with the business combination alone will not result in a shareholders’ redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

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

We are required to evaluate and report on our internal control procedures for the fiscal year ending December 31, 2023 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Our initial shareholders own, on an as-converted basis, 20% of our issued and outstanding ordinary shares following the completion of the initial public offering. Our initial shareholders also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provides that, if we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law and pursuant to our amended and restated memorandum and articles of association, which requires the affirmative vote of shareholder holding a majority of the shares which, being so entitled, are voted thereon in person or by proxy at a quorate general meeting of the company or a unanimous written resolution of all of our shareholders entitled to vote at a general meeting of the company. A quorum for such meeting will be present if holders of one-third of the issued and outstanding shares entitled to vote at the meeting are represented in person or by proxy. (i) 3,495,018, or 30.9% (assuming all issued and outstanding shares are voted) or (ii) 1,495,018, or 13.2% (assuming all issued and outstanding shares are voted and Tokyo Century votes its shares in favor of our initial business combination) of the 11,302,534 public shares outstanding as of the date of this annual report to be voted in favor of an initial business combination in order to have our initial business combination approved. Accordingly, if we seek shareholder approval of our initial business combination, the quorum and voting thresholds and the agreement by our sponsor and each member of our management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

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

On June 21, 2023, we extended the deadline by which we must complete an initial business combination from June 21, 2023 to September 21, 2023, following the deposit of $1,725,000 into the trust account by the Sponsor on the same day. In addition, on September 15, 2023, the Company held the Extraordinary General Meeting, at which the Company’s shareholders approved the Extension Amendment to the Company’s Articles to extend the date by which the Company has to consummate a business combination from September 21, 2023 to June 21, 2024 or such earlier date as determined by the Company’s board of directors or such later date that the Company’s shareholders may approve. As of the date of this report, our Sponsor deposited seven tranches of $200,000, for an aggregate of $1,400,000 into the Trust Account under the amendment to the Company’s amended and restated memorandum and articles of association, and has until April 21, 2024 to complete its business combination.

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

Market conditions, economic uncertainty or downturns could adversely affect our business, financial condition, operating results and our ability to consummate a business combination.

In recent years, the United States and other markets have experienced cyclical or episodic downturns, and worldwide economic conditions remain uncertain, including as a result of the COVID-19 pandemic, supply chain disruptions, the Ukraine-Russia conflict, conflict in the Middle East, instability in the U.S. and global banking systems, rising fuel prices, increasing interest rates or foreign exchange rates and high inflation and the possibility of a recession. A significant downturn in economic conditions may make it more difficult for us to consummate a Business Combination.

We cannot predict the timing, strength, or duration of any future economic slowdown or any subsequent recovery generally, or in any industry. If the conditions in the general economy and the markets in which we operate worsen from present levels, our business, financial condition, operating results and our ability to consummate a business combination could be adversely affected.

We may not be able to consummate an initial business combination during any Extension Period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and consummate an initial business combination during any Extension Period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets, geopolitical tension and the other risks described herein. For example, on March 30, 2022, the SEC issued the SPAC Rule Proposals relating, among other items, to disclosures in SEC filings in connection with business combination transactions between SPACs such as us and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to the Investment Company Act and the regulations thereunder. Certain of the procedures that we, a potential initial business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing a business combination, and may make it more difficult to complete an initial business combination. The need for compliance with the SPAC Rule Proposals may also cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

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

Our public shareholders are entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination during any Extension Period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, and (iii) the redemption of our public shares if we have not consummated an initial business combination during any Extension Period, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination during any Extension Period, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants also will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $11.29 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $11.29 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $11.29 per public share” and other risk factors herein.

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

If we are required to seek additional capital, we would need to borrow funds from our sponsor, its affiliates, members of our management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, its affiliates or members of our management team is under any obligation to us in such circumstances. Any such advances may be repaid only from funds held outside the trust account or from funds released to us upon the completion of our initial business combination. Up to $1,500,000 of such loans made available from our sponsor, its affiliates or a member of our management team may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender, which would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor, its affiliates or members of our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we have not consummated our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated approximately $11.29 per public share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $11.29 per public share” and other risk factors herein.

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

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $11.29 per public share.

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination during any Extension Period, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $11.29 per public share initially held in the trust account, due to claims of such creditors. Pursuant to a letter agreement, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriter of the initial public offering against certain liabilities, including liabilities under the Securities Act.

Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

However, we have not asked our sponsor to reserve for such indemnification obligations nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations, and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $11.29 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $11.29 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate a business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2023. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning it has been approved by either (i) the affirmative vote of shareholders holding a majority of not less than two-thirds of the shares (or any higher threshold specified in our amended and restated memorandum and articles of association) which, being so entitled, are voted thereon in person or by proxy at a quorate general meeting of our company or (ii) if so authorized by our amended and restated memorandum and articles of association, by a unanimous written resolution of all shareholders entitled to vote at a general meeting of the company. Our amended and restated memorandum and articles of association provides that any of its provisions (other than amendments relating to provisions governing the appointment or removal of directors prior to our initial business combination, which will require the approval of shareholders holding a majority of not less than two-thirds of the shares which, being so entitled, are voted thereon in person or by proxy at a quorate general meeting of the company which shall include the affirmative vote of holders of a simple majority of our Class B ordinary shares) may be amended if approved either by the affirmative vote of shareholders holding a majority of not less than two-thirds of the shares which, being so entitled, are voted thereon in person or by proxy at a quorate general meeting of the company (i.e., the lowest threshold permissible under Cayman Islands law) or by a unanimous written resolution of all of our shareholders entitled to vote at a general meeting of the company, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. In addition, our amended and restated memorandum and articles of association requires us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination during any Extension Period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered hereby, we would register, or seek an exemption from registration for, the affected securities.

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

Our sponsor and each member of our management team have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination during any Extension Period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, subject to the limitations described herein. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers, or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

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

Although we believe that the net proceeds of the initial public offering and the sale of the private placement warrants will be sufficient to allow us to complete our initial business combination, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the initial public offering and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase public shares or warrants in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment may make it difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $11.29 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

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

We do not believe that our principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. our initial public offering is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination during any Extension Period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares; or (iii) absent our completing an initial business combination during any Extension Period, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $11.29 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

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

If we have not consummated an initial business combination during any Extension Period, our public shareholders may be forced to wait beyond such period before redemption from our trust account.

If we have not consummated an initial business combination during any Extension Period, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond any Extension Period before the redemption proceeds of our trust account become available to them and they can receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

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

On April 29, 2021, our sponsor made a capital contribution of $25,000, or approximately $0.004 per share, to cover certain expenses on our behalf in consideration of 5,750,000 Class B ordinary shares, par value $0.0001. On October 22, 2021, the sponsor surrendered an aggregate of 1,437,500 founder shares for nil consideration which were cancelled, thereby reducing the aggregate number of founder shares held by the sponsor to 4,312,500, at approximately $0.006 per share. On November 24, 2021, our sponsor transferred 30,000 Class B ordinary shares to each of our three independent directors for an aggregate price of $360. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor purchased an aggregate of 10,625,000 private placement warrants, each exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment, at a price of $1.00 per warrant for $10,625,000, in a private placement that closed simultaneously with the closing of the initial public offering. On December 21, 2021, we consummated our initial public offering of 17,250,000 units, including 2,250,000 units issued to the underwriter upon the full exercise of its over-allotment option, at $10.00 per unit, generating gross proceeds of $172.5 million, and incurring offering costs of approximately $10.5 million, inclusive of $6.0 million in deferred underwriting commissions. If we do not consummate an initial business combination during any Extension Period, the private placement warrants will expire worthless. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business, completing an initial business combination and influencing the operation of the business following the initial business combination.

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

ITEM 1C.CYBERSECURITY

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

(b)Holders

On March 26, 2024, there was one holder of record of our units, one holder of record of our Class A ordinary shares, four holders of record of our Class B ordinary shares and two holders of record of our warrants.

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

As of December 31, 2023, we have not commenced any operations. All activity for the period from April 22, 2021 (inception) through December 31, 2023, relates to our formation and initial public offering, and, since the completion of our initial public offering, identifying a target company for a Business Combination and proceeding to complete the Business Combination. We will not generate any operating revenues until after the completion of our initial business combination, at the earliest. We generate non-operating income in the form of interest income from the proceeds derived from our initial public offering and placed in the trust account.

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

In connection with the vote to approve the Extension Amendment, holders of 5,947,466 Class A ordinary shares properly exercised their right to redeem their shares. We paid $64,953,170 to these shareholders on October 3, 2023, for their redemption of the Class A ordinary shares, leaving about $123.69 million in the Trust Account. As of the date of this report, our Sponsor deposited seven tranches of $200,000, for an aggregate of $1,400,000 into the Trust Account under the amendment to the Company’s amended and restated memorandum and articles of association, and has until April 21, 2024 to complete its business combination.

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

Subject to, and in accordance with, the terms and conditions of the Business Combination Agreement, immediately following the Share Exchange Effective Time and at the effective time of the Merger (the “Merger Effective Time”), (a) each outstanding Class A ordinary share of SPAC (including Class A ordinary shares of SPAC converted from the outstanding Class B ordinary shares of SPAC, but excluding (i) Class A ordinary shares of SPAC held by shareholders who have validly exercised their redemption rights, (ii) treasury shares held by SPAC, if any, and (iii) Class A ordinary shares of SPAC held by shareholders who have validly exercised their dissenters’ rights, if any) will automatically be cancelled in exchange for the right to receive one PubCo ADS; (b) each outstanding public warrant of SPAC will automatically cease to exist in exchange for one PubCo Series 1 warrant (each a “PubCo Series 1 Warrant”) to purchase PubCo Shares to be delivered in the form of PubCo ADSs pursuant to the terms and conditions of that certain amended and restated warrant agreement to be entered into by and between PubCo and its warrant agent at the Merger Effective Time in substantially the form annexed to the Business Combination Agreement (the “PubCo Warrant Agreement”); and (c) each outstanding private placement warrant of SPAC will automatically cease to exist in exchange for one PubCo Series 2 warrant (each a “PubCo Series 2 Warrant”, and each of PubCo Series 1 Warrants and PubCo Series 2 Warrants is referred to as a “PubCo Warrant”) to purchase PubCo Shares to be delivered in the form of PubCo ADSs pursuant to the terms and conditions of the PubCo Warrant Agreement.

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

On September 8, 2023, Pubco, JEPLAN, the Sponsor and the Company amended and restated (which was called the “Amended and Restated Sponsor Support Agreement and Deed”) the Sponsor Support Agreement and Deed dated on June 16, 2023. Pursuant to the Amended and Restated Sponsor Support Agreement and Deed, the Sponsor has also agreed that, to the extent that at an amount equal to the sum of (i) the committed proceeds from the private investments in public equity (the “PIPE”), excluding the PIPE Investment of $5,000,000 to be funded by the Sponsor pursuant to the Sponsor Subscription Agreement, and (ii) the amount equal to the product of (x) the aggregate number of Class A ordinary shares with respect to which the respective holders thereof have entered into one or more contracts with the Company agreeing not to exercise their redemption rights in connection with the Business Combination (excluding the 500,000 Subject Shares that are subject to the deed of non-redemption dated as of July 7, 2023 by Tokyo Century in favor of the Company) and (y) $10.00 is less than $30,000,000 as of 11:59 p.m., New York time on December 15, 2023, then (a) immediately after the Merger Effective Time, twenty percent (20%) of the ADSs exchanged for the cancellation of the Founder Shares held of record by the Sponsor (the “Earn-In Shares”) immediately prior to the Merger Effective Time will become unvested ADSs and will vest if the VWAP (as defined below) of the ADSs is equal to or greater than $12.00 per ADS for any twenty (20) trading days within any thirty (30) trading day period (the “Earn-In Event”) during the period commencing from the Merger Effective Time and ending on (and including) the fifth (5th) anniversary of the closing of the Merger (the “Earn-In Period”). If the Earn-In Event has not occurred as of the end of the Earn-In Period, all of the Earn-In Shares shall, at the end of the Earn-In Period, be automatically forfeited by Sponsor to PubCo for no consideration and the Sponsor shall surrender and shall promptly instruct the depositary bank to transfer such Earn-In Shares to PubCo, upon which forfeiture PubCo shall surrender such Earn-In Shares to the depositary bank and withdraw the common shares of Pubco (the “PubCo Common Shares”) underlying these Earn-In Shares and cancel those PubCo Common Shares, subject to applicable laws.The “VWAP”means the volume weighted average price of a PubCo ADS on the Trading Market as reported on Bloomberg (or an equivalent, reliable reporting service as reasonably determined by the Sponsor and accepted by PubCo (acting reasonably) in the event that Bloomberg ceases to report such volume weighted average price during the term of the Amended and Restated Sponsor Support Agreement).

On December 15, 2023, the Sponsor failed to fund $30,000,000 proceeds as described in the Amended and Restated Sponsor Support Agreement and Deed, thus, immediately after the Merger Effective Time, the Earn-in Shares will become unvested ADSs and will vest subject to the Earn-In Event during the Earn-In Period.

Results of Operations

As of December 31, 2023, we have not commenced any operations. All activity for the period from April 22, 2021 (inception) through December 31, 2023, relates to our formation and initial public offering, and, since the completion of our initial public offering, searching for a target to consummate an initial business combination. We will not generate any operating revenues until after the completion of our initial business combination, at the earliest. We generate non-operating income in the form of interest income from the proceeds derived from our initial public offering and placed in the trust account.

For the year ended December 31, 2023, we had a net income of $3,456,519, which consisted of interest income earned on cash and investments held in our Trust Account of $8,137,751, offset by operating costs of $4,318,724 and stock compensation expense of $362,508.

For the year ended December 31, 2022, we had a net income of $1,226,432, which consisted of interest income earned on cash and investments held in our Trust Account of $2,562,680, offset by operating costs of $958,205 and stock compensation expense of $378,043.

Liquidity, Capital Resources and Going Concern

As of December 31, 2023, we had cash outside our trust account of $200,864, available for working capital needs. All remaining cash was held in the trust account and is generally unavailable for our use, prior to an initial business combination.

For the year ended December 31, 2023, net cash used in operating activities was $573,365. The net income of $3,456,519 was impacted by interest earned on cash and investments held in Trust Account of $8,137,751, share-based compensation expenses of $362,508 and by changes in operating assets and liabilities, which provided by $3,745,359 of cash in operating activities, primarily due to the increase in accounts payable and accrued expenses.

For the year ended December 31, 2022, net cash used in operating activities was $757,906. The net income of $1,226,432 was impacted by interest earned on cash and investments held in Trust Account of $2,562,680, share-based compensation expenses of $378,043 and by changes in operating assets and liabilities, which provided by $200,299 of cash in operating activities, primarily due to the increase in accounts payable and accrued expenses.

For the year ended December 31, 2023, net cash provided by investing activities was $62,428,169, consisting of cash withdrawn from Trust Account of $64,953,196, partially offset by the cash deposited into Trust Account of $2,525,000 for extension.

For the year ended December 31, 2022, net cash provided by/used in investing activities was $0.

For the year ended December 31, 2023, net cash used in financing activities was $61,968,169, consisting of redemption of Class A ordinary shares of $64,953,169, partially offset by the proceeds from issuance of promissory note to related party of $2,985,000.

For the year ended December 31, 2022, net cash provided by/used in financing activities was $0.

On June 16, 2023, we issued an unsecured non-convertible promissory note to the Sponsor (as described in Note 5), pursuant to which we may borrow up to $1,725,000 from the Sponsor. On June 21, 2023, we received all $1,725,000 and deposited it in Trust Account to extend the date by which we must complete an initial business combination to September 21, 2023.

On September 19, 2023, we issued a non-convertible promissory note (the “Extension Note”) in the principal amount of up to $1,800,000 to the Payee, pursuant to which, the Payee agreed to deposit into our Trust Account $200,000 each month (or a pro rata portion thereof if less than a month) until the earlier of (i) the consummation of a Business Combination, and (ii) the Extended Date. The Extension Note bears no interest and is payable promptly after the date on which we consummate an initial Business Combination. As of December 31, 2023, the outstanding balance is $800,000 under the Extension Note.

On September 19, 2023, we issued a non-convertible promissory note (the “Working Capital Note No. 1”) in the principal amount of up to $160,000 to the Sponsor, to raise funds for working capital purposes. The Working Capital Note No.1 bears no interest and is payable promptly after the date on which we consummate an initial Business Combination. As of December 31, 2023, the outstanding balance is $160,000 under Working Capital Note No.1.

On November 3, 2023, we issued a non-convertible promissory note (the “Working Capital Note No. 2”) in the principal amount of up to $300,000 to the Sponsor, to raise funds for working capital purposes. The Working Capital Note No.2 bears no interest and is payable promptly after the date on which we consummate an initial Business Combination. As of December 31, 2023, the outstanding balance is $300,000 under Working Capital Note No.2.

On January 12, 2024, we issued a non-convertible promissory note (the “Working Capital Note No. 3”) in the principal amount of up to $500,000 to the Sponsor, to raise funds for working capital purposes. The Working Capital Note No.3 bears no interest and is payable promptly after the date on which we consummate an initial Business Combination. Up to the date the audited financial statements were issued, the outstanding balance is $500,000 under Working Capital Note No.3.

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

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until April 21, 2024 (or June 21, 2024 subject to additional extension deposits of $200,000 each month) to consummate the initial Business Combination. We intend to complete the initial Business Combination before the mandatory liquidation date. However, there can be no assurance that we will be able to consummate any business combination by April 21, 2024 (or June 21, 2024 subject to additional extension deposits of $200,000 each month). Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after April 21, 2024 (or June 21, 2024 subject to additional extension deposits of $200,000 each month).

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of December 31, 2023, we did not have any long-term debt, capital or operating lease obligations.

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

On June 16, 2023, the Sponsor agreed to loan the Company an aggregate principal amount of $1,725,000 in connection with the proposed extension of the deadline by which the Company must complete an initial business combination from June 21, 2023 to September 21, 2023. These loans are non-interest bearing, unsecured, non-convertible and are due at the closing of the initial Business Combination. As of December 31, 2023, the outstanding balance is $1,725,000.

On September 19, 2023, we issued a non-convertible promissory note (the “Extension Note”) in the principal amount of up to $1,800,000 to the Payee, pursuant to which, the Payee agreed to deposit into our Trust Account $200,000 each month (or a pro rata portion thereof if less than a month) until the earlier of (i) the consummation of a Business Combination, and (ii) the Extended Date. The Extension Note bears no interest and is payable promptly after the date on which we consummate an initial Business Combination. As of the date of this report, the outstanding balance is $1,400,000 under the Extension Note.

On September 19, 2023, we issued a non-convertible promissory note (the “Working Capital Note No. 1”) in the principal amount of up to $160,000 to the Sponsor, to raise funds for working capital purposes. The Working Capital Note No.1 bears no interest and is payable promptly after the date on which we consummate an initial Business Combination. As of December 31, 2023, the outstanding balance is $160,000 under Working Capital Note No.1.

On November 3, 2023, we issued a non-convertible promissory note (the “Working Capital Note No. 2”) in the principal amount of up to $300,000 to the Sponsor, to raise funds for working capital purposes. The Working Capital Note No.2 bears no interest and is payable promptly after the date on which we consummate an initial Business Combination. As of December 31, 2023, the outstanding balance is $300,000 under Working Capital Note No.2.

On January 12, 2024, we issued a non-convertible promissory note (the “Working Capital Note No. 3”) in the principal amount of up to $500,000 to the Sponsor, to raise funds for working capital purposes. The Working Capital Note No.3 bears no interest and is payable promptly after the date on which we consummate an initial Business Combination. Up to the date the audited financial statements were issued, the outstanding balance is $500,000 under Working Capital Note No.3.

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

Critical Accounting Estimates

We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. We did not identify any critical accounting estimates.

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

ITEM 9A.CONTROLS AND PROCEDURES.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon their evaluation, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Annual Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Under the supervision and with the participation of our management, including our Chief Executive Officer and principal financial officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control --Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation, we concluded that our internal control over financial reporting is effective as of December 31, 2023.

This report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2023, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

None.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors are as follows:

Name	Age	Position
Richard Lee Folsom	63	Chairman, Director
Keiichi Suzuki	54	Chief Executive Officer, Director
Shankar Krishnamoorthy	63	Independent Director
Henrik Baek Jorgensen	62	Independent Director
Helena Anderson	44	Independent Director

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

to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination during an Extension Period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. Additionally, our sponsor and each member of our management team have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within the prescribed timeframe. If we do not complete our initial business combination within the prescribed timeframe, the private placement warrants will expire worthless. Except as described herein, our initial shareholder, executive officers and directors have agreed not to transfer, assign or sell any of their founder shares until the earliest of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. Except as described herein, the private placement warrants will not be transferable until 30 days following the completion of our initial business combination. Our officers and directors who own ordinary shares or warrants directly or indirectly may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.
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

ITEM 11.EXECUTIVE COMPENSATION

See “Item 10. Directors, Executive Officers and Corporate Governance—Executive Officer and Director Compensation.”

Clawback Policy

We have adopted a clawback policy that provides that we shall, except in limited circumstances, recover any erroneously awarded incentive based compensation from our named executive officers. The policy is filed as an exhibit to this annual report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of ordinary shares as of March 26, 2024 based on information obtained from the persons named below, with respect to the beneficial ownership of our shares of ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;
●	each of our executive officers and directors that beneficially owns our ordinary shares; and
●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 11,302,534 Class A ordinary shares (which includes Class A ordinary shares that are underlying the units) and 4,312,500 Class B ordinary shares outstanding as of March 26, 2024. The table below does not include the Class A ordinary shares underlying the private placement warrants held by our sponsor because these securities are not exercisable within 60 days of this Report.

	Class B ordinary shares			Class A ordinary shares
	Number of Shares			Number of Shares		Approximate
	Beneficially		Approximate	Beneficially	Approximate	Percentage of
Name of Beneficial Owners(1)	Owned(2)		Percentage of Class	Owned	Percentage of Class	Voting Control
AP Sponsor LLC (our sponsor)	4,222,500	(3)	97.9%	—	—	27.0%
Richard Lee Folsom	4,222,500	(3)	97.9%	—	—	27.0%
Keiichi Suzuki	—		—	—	—	—
Shankar Krishnamoorthy	30,000		*	—	—	*
Baek Jorgensen	30,000		*	—	—	*
Helena Anderson	30,000		*	—	—	*
All executive officers and directors as a group (Five individuals)	4,312,500		100.0%	—	—	27.6%
Tokyo Century Corporation(4)	—		—	2,000,000	17.7%	12.8%
First Trust Capital Management L.P.(5)	—		—	1,116,407	9.9%	7.1%
Wolverine Asset Management, LLC (6)	—		—	904,742	8.0%	5.8%
Mizuho Financial Group, Inc. (7)	—		—	801,117	7.1%	5.1%
Saba Capital Management, L.P. (8)	—		—	656,932	5.8%	4.2%
Fir Tree Capital Management LP (9)	—		—	604,005	5.3%	3.9%
*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of our shareholders is 10 Collyer Quay, #37-00 Ocean Financial Center, Singapore.
(2)	Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares one a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, at the time of our initial business combination or earlier at the option of the holders thereof as described in the section entitled “Description of Securities.”
(3)	The shares reported above are held in the name of our sponsor. Richard Lee Folsom is the sole manager of the Sponsor and has sole voting and dispositive power with respect to the securities of the Issuer held by the Sponsor. As such, Mr. Folsom may be deemed to have or share beneficial ownership of the shares held directly by the Sponsor.
(4)	Based solely on the Schedule 13G filed by Tokyo Century Corporation on December 29, 2021. Tokyo Century Corporation may be deemed to have voting and dispositive power with respect to the 2,000,000 Public Shares. Tokyo Century Corporation is a publicly-traded company listed on the Tokyo Stock Exchange. Its business address is FUJI SOFT Bldg. 3 Kanda-neribeicho, Chiyoda-ku, Tokyo 101-0022 Japan.
(5)	Based solely on the Schedule 13G filed by (i) First Trust Merger Arbitrage Fund (“VARBX”), a series of Investment Managers Series Trust II, is an investment company registered under the Investment Company Act of 1940; (ii) First Trust Capital Management L.P. (“FTCM”), an investment adviser registered with the SEC that provides investment advisory services to, among others, series of Investment Managers Series Trust II and Highland Capital Management Institutional Fund II, LLC (collectively, the “Client Accounts”); (iii) First Trust Capital Solutions L.P. (“FTCS”), a Delaware limited partnership and control person of FTCM; and (iv) FTCS Sub GP LLC (“Sub GP”), a Delaware limited liability company and control person of FTCM, on February 14, 2024, (a) As investment adviser to the Client Accounts, FTCM has the authority to invest the funds of the Client Accounts in securities (including Public Shares) as well as the authority to purchase, vote and dispose of securities, and may thus be deemed the beneficial owner of any Public Shares held in the Client Accounts. VARBX owned 1,083,465 Public Shares, while FTCM, FTCS and Sub GP collectively owned 1,116,407 Public Shares. FTCS and Sub GP may be deemed to control FTCM and therefore may be deemed to be beneficial owners of such Public Shares. No one individual controls FTCS or Sub GP. FTCS and Sub GP do not own any Public Shares for their own accounts; and (b) The business address of FTCM, FTCS and Sub GP is 225 W. Wacker Drive, 21st Floor, Chicago, IL 60606. The principal business address of VARBX is 235 West Galena Street, Milwaukee, WI 53212.

(6)	Based solely on the Schedule 13G filed by Wolverine Asset Management, LLC, Wolverine Holdings, L.P., Wolverine Trading Partners, Inc., Christopher L. Gust, and Robert R. Bellick on February 8, 2024, (a) Wolverine Asset Management, LLC (“WAM”) is an investment adviser and has voting and disposition power over 904,648 Public Shares. The sole member and manager of WAM is Wolverine Holdings, L.P. (“Wolverine Holdings”). Robert R. Bellick and Christopher L. Gust may be deemed to control Wolverine Trading Partners, Inc. (“WTP”), the general partner of Wolverine Holdings. Each of Wolverine Holdings, Mr. Bellick, Mr. Gust, and WTP have voting and disposition power over 904,742 Public Shares; and (b) The business address of Wolverine Asset Management, LLC is 175 West Jackson Boulevard, Suite 340, Chicago, IL 60604.
(7)	Based solely on the Schedule 13G filed by Mizuho Financial Group, Inc. on February 13, 2024, (a) Mizuho Financial Group, Inc., Mizuho Bank, Ltd. and Mizuho Americas LLC may be deemed to be indirect beneficial owners of 801,117 Public Shares held by Mizuho Securities USA LLC which is their wholly-owned subsidiary; and (b) The business address of Mizuho Financial Group, Inc. is 1–5–5, Otemachi, Chiyoda–ku, Tokyo 100–8176, Japan.
(8)	Based solely on the Schedule 13G/A filed by Saba Capital Management, L.P., Saba Capital Management GP, LLC and Mr. Boaz R. Weinstein on February 9, 2024, (a) Saba Capital Management, L.P., a Delaware limited partnership, Saba Capital Management GP, LLC, a Delaware limited liability company, and Mr. Boaz R. Weinstein have the shared voting power and the shared dispositive power with respect to 1,609,522 Public Shares; and (b) The business address of each of the foregoing persons is 405 Lexington Avenue, 58th Floor, New York, New York 10174.
(9)	Based solely on the Schedule 13G filed by Fir Tree Capital Management LP on February 14, 2024, (a) Fir Tree Capital Management LP, a Delaware limited partnership, has the sole voting power and sole dispositive power with respect to 604,005 Public Shares; and (b) The business address of Fir Tree Capital Management LP is 500 5th Avenue, 9th Floor, New York, New York 10110.

Our sponsor, officers and directors are deemed to be our “promoter” as such term is defined under the federal securities laws.

Changes in Control

None.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Administrative Services Agreement

Commencing on December 16, 2021 through the earlier of consummation of an initial business combination and the liquidation, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative support and to reimburse the Sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial Business Combination. For the year ended December 31, 2023, the Company incurred $12,000 under the Administrative Services Agreement. As of December 31, 2023, the balance of due to related party in connection with administrative service were $245,333.

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

On September 19, 2023, the Company issued the Extension Note to the Sponsor, pursuant to which the Sponsor agreed to deposit into the Company’s trust account $200,000 each month (or a pro rata portion thereof if less than a month) until the earlier of (i) the date of the extraordinary general meeting held in connection with a shareholder vote to approve a business combination, and (ii) the Extended Date. The Sponsor shall make each Deposit within three business days of the beginning of the extended period which such Deposit is for. No fees, payments or other amounts shall be due to the Sponsor in connection with, or as a result of, any Deposit. As of the date of this report, our Sponsor deposited seven tranches of $200,000, for an aggregate of $1,400,000 into the Trust Account under the amendment to the Company’s amended and restated memorandum and articles of association, and has until April 21, 2024 to complete its business combination.

Also, on September 19, 2023, the Company issued Working Capital Note No. 1 in the principal amount of up to $160,000 to the Sponsor, to raise funds for working capital purposes. The Working Capital Note No.1 bears no interest and is payable promptly after the date on which we consummate an initial Business Combination. As of December 31, 2023, the outstanding balance is $160,000 under Working Capital Note No.1.

On November 3, 2023, the Company issued Working Capital Note No. 2 in the principal amount of up to $300,000 to the Sponsor, to raise funds for working capital purposes. The Working Capital Note No.2 bears no interest and is payable promptly after the date on which we consummate an initial Business Combination. As of December 31, 2023, the outstanding balance is $300,000 under Working Capital Note No.2.

On January 12, 2024, the Company issued Working Capital Note No. 3 in the principal amount of up to $500,000 to the Sponsor, to raise funds for working capital purposes. The Working Capital Note No.3 bears no interest and is payable promptly after the date on which we consummate an initial Business Combination. Up to the date the audited financial statements were issued, the outstanding balance is $500,000 under Working Capital Note No.3.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by Marcum Asia for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2023 and 2022, and of services rendered in connection with our initial public offering, totaled $147,000 and $80,083, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay Marcum Asia any audit-related fees during the year ended December 31, 2023 and 2022.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice and fees billed to Marcum LLP, an affiliate of Marcum Asia, for tax services. Tax fees paid to Marcum Asia was $12,500 and nil during the year ended December 31, 2023 and 2022, respectively.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay Marcum Asia any other fees during the year ended December 31, 2023 and 2022.

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

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
97.1	Clawback Policy. *
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the InLine XBRL document)
*	Filed herewith
**	Furnished herewith

ITEM 16.FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 28, 2024

AP Acquisition Corp

/s/ Richard Lee Folsom
Name:	Richard Lee Folsom
Title:	Chairman and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Richard Lee Folsom	Chairman, Director	March 28, 2024
Richard Lee Folsom	(Principal Financial and Accounting Officer)

/s/ Keiichi Suzuki	Chief Executive Officer and Director	March 28, 2024
Keiichi Suzuki	(Principal Executive Officer)

/s/ Shankar Krishnamoorthy	Director	March 28, 2024
Shankar Krishnamoorthy

/s/ Henrik Baek Jorgensen	Director	March 28, 2024
Henrik Baek Jorgensen

/s/ Helena Anderson	Director	March 28, 2024
Helena Anderson

AP ACQUISITION CORP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

AP Acquisition Corp

Opinion on the Financial Statements

We have audited the accompanying balance sheets of AP Acquisition Corp (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, changes in shareholders’ deficit and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses on or before April 21, 2024 or discretion of the management accompanied by making additional contributions to the Trust Account to extend the business combination deadline by an additional two months through June 21, 2024, or such later date that the Company’s shareholders may approve. The Company entered into a business combination agreement with a business combination target on June 16, 2023; however, the completion of this transaction is subject to the approval of the Company’s shareholders among other conditions. There is no assurance that the Company will obtain the necessary approvals, satisfy the required closing conditions, raise the additional capital it needs to fund its operations, and complete the transaction prior April 21, 2024, if at all. The Company also has no approved plan in place to extend the business combination deadline and fund operations for any period of time after April 21, 2024, in the event that it is unable to complete a business combination by that date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum Asia CPAs LLP

Marcum Asia CPAs LLP

We have served as the Company’s auditor since 2021.

New York, NY
March 28, 2024

Firm ID#: 5395

AP ACQUISITION CORP

BALANCE SHEETS

	December 31,	December 31,
	2023	2022
Assets
Current assets:
Cash	$200,864	$314,229
Prepaid expense	9,234	143,034
Total current assets	210,098	457,263
Cash and investments held in Trust Account	125,947,511	180,237,929
Total assets	$126,157,609	$180,695,192

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Accrued offering costs and expenses	$3,780,773	$288,154
Promissory note - related party	2,985,000	—
Due to related party	245,333	126,393
Total current liabilities	7,011,106	414,547
Deferred underwriting commissions	6,037,500	6,037,500
Total liabilities	13,048,606	6,452,047

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 11,302,534 and 17,250,000 shares at $11.14 and $10.45 redemption value for December 31, 2023 and 2022, respectively	125,947,511	180,237,929

Shareholders’ Deficit:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding at December 31, 2023 and 2022	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 11,302,534 and 17,250,000 shares subject to possible redemption) at December 31, 2023 and 2022	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 4,312,500 shares issued and outstanding at December 31, 2023 and 2022	431	431
Additional paid-in capital
Accumulated deficit	(12,838,939)	(5,995,215)
Total shareholders’ deficit	(12,838,508)	(5,994,784)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$126,157,609	$180,695,192

The accompanying notes are an integral part of the financial statements.

AP ACQUISITION CORP

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2023	2022
Operating costs	$4,318,724	$958,205
Loss from operations	(4,318,724)	(958,205)

Other income (expense):
Stock Compensation Expense	(362,508)	(378,043)
Interest earned on cash and investments held in Trust Account	8,137,751	2,562,680
Total other income, net	7,775,243	2,184,637

Net income	$3,456,519	$1,226,432

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	15,799,796	17,250,000
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.17	$0.06
Basic and diluted weighted average shares outstanding, Class B ordinary shares	4,312,500	4,312,500
Basic and diluted net income per share, Class B ordinary shares	$0.17	$0.06

The accompanying notes are an integral part of the financial statements.

AP ACQUISITION CORP

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2023

	Class A		Class B		Additional		Total
	Ordinary Share		Ordinary Share		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	—	$—	4,312,500	$431	$—	$(5,995,215)	$(5,994,784)
Stock Compensation Expense	—	—	—	—	362,508	—	362,508
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	(362,508)	(7,775,243)	(8,137,751)
Additional amount deposited into trust	—	—	—	—	—	(2,525,000)	(2,525,000)
Net income	—	—	—	—	—	3,456,519	3,456,519
Balance as of December 31, 2023	—	$—	4,312,500	$431	$—	$(12,838,939)	$(12,838,508)

The accompanying notes are an integral part of the financial statements.

AP ACQUISITION CORP

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

AP ACQUISITION CORP

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$3,456,519	$1,226,432
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and investments held in Trust Account	(8,137,751)	(2,562,680)
Stock based compensation expense	362,508	378,043
Changes in operating assets and liabilities:
Prepaid expenses	133,800	166,832
Due to related party	118,940	121,060
Accrued offering costs and expenses	3,492,619	(87,593)
Net cash used in operating activities	(573,365)	(757,906)

Cash flows from investing activities:
Cash deposited to Trust Account for extension	(2,525,000)	—
Cash withdrawn from Trust Account in connection with redemption of Class A ordinary shares	64,953,169	—
Net cash provided by investing activities	62,428,169	—

Cash flows from financing activities:
Proceeds from issuance of promissory note	2,985,000	—
Redemption of Class A ordinary shares	(64,953,169)	—
Net cash used in financing activities	(61,968,169)	—

Net Change in Cash	(113,365)	(757,906)
Cash - Beginning	314,229	1,072,135
Cash - Ending	$200,864	$314,229

Non-cash investing and financing activities:
Remeasurement of Class A ordinary shares subject to redemption	$10,662,751	$2,562,680

The accompanying notes are an integral part of the financial statements.

AP ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

Note 1 - Organization, Business Operation

AP Acquisition Corp (the “Company”) was incorporated as a Cayman Islands exempted company on April 22, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses (the “Business Combination”).

As of December 31, 2023, the Company had not commenced any operations. All activity for the period from April 22, 2021 (inception) through December 31, 2023 relates to the Company’s formation and the initial public offering (“IPO”), identifying a target company for a Business Combination and proceeding to complete the Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generated non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

AP ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

AP ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

AP ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

Subject to, and in accordance with, the terms and conditions of the Business Combination Agreement, immediately following the Share Exchange Effective Time and at the effective time of the Merger (the “Merger Effective Time”), (a) each outstanding Class A ordinary share of SPAC (including Class A ordinary shares of SPAC converted from the outstanding Class B ordinary shares of SPAC, but excluding (i) Class A ordinary shares of SPAC held by shareholders who have validly exercised their redemption rights, (ii) treasury shares held by SPAC, if any, and (iii) Class A ordinary shares of SPAC held by shareholders who have validly exercised their dissenters’ rights, if any) will automatically be cancelled in exchange for the right to receive one PubCo ADS; (b) each outstanding public warrant of SPAC will automatically cease to exist in exchange for one PubCo Series 1 warrant (each a “PubCo Series 1 Warrant”) to purchase PubCo Shares to be delivered in the form of PubCo ADSs pursuant to the terms and conditions of that certain amended and restated warrant agreement to be entered into by and between PubCo and its warrant agent at the Merger Effective Time in substantially the form annexed to the Business Combination Agreement (the “PubCo Warrant Agreement”); and (c) each outstanding private placement warrant of SPAC will automatically cease to exist in exchange for one PubCo Series 2 warrant (each a “PubCo Series 2 Warrant”, and each of PubCo Series 1 Warrants and PubCo Series 2 Warrants is referred to as a “PubCo Warrant”) to purchase PubCo Shares to be delivered in the form of PubCo ADSs pursuant to the terms and conditions of the PubCo Warrant Agreement.

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

On September 8, 2023, Pubco, JEPLAN, the Sponsor and the Company amended and restated (which was called the “Amended and Restated Sponsor Support Agreement and Deed”) the Sponsor Support Agreement and Deed dated on June 16, 2023. Pursuant to the Amended and Restated Sponsor Support Agreement and Deed, the Sponsor has also agreed that, to the extent that at an amount equal to the sum of (i) the committed proceeds from the private investments in public equity (the “PIPE”), excluding the PIPE Investment of $5,000,000 to be funded by the Sponsor pursuant to the Sponsor Subscription Agreement, and (ii) the amount equal to the product of (x) the aggregate number of Class A ordinary shares with respect to which the respective holders thereof have entered into one or more contracts with the Company agreeing not to exercise their redemption rights in connection with the Business Combination (excluding the 500,000 Subject Shares that are subject to the deed of non-redemption dated as of July 7, 2023 by Tokyo Century in favor of the Company) and (y) $10.00 is less than $30,000,000 as of 11:59 p.m., New York time on December 15, 2023, then (a) immediately after the Merger Effective Time, twenty percent (20%) of the ADSs exchanged for the cancellation of the Founder Shares held of record by the Sponsor (the “Earn-In Shares”) immediately prior to the Merger Effective Time will become unvested ADSs and will vest if the VWAP (as defined below) of the ADSs is equal to or greater than $12.00 per ADS for any twenty (20) trading days within any thirty (30) trading day period (the “Earn-In Event”) during the period commencing from the Merger Effective Time and ending on (and including) the fifth (5th) anniversary of the closing of the Merger (the “Earn-In Period”). If the Earn-In Event has not occurred as of the end of the Earn-In Period, all of the Earn-In Shares shall, at the end of the Earn-In Period, be automatically forfeited by Sponsor to PubCo for no consideration and the Sponsor shall surrender and shall promptly instruct the depositary bank to transfer such Earn-In Shares to PubCo, upon which forfeiture PubCo shall surrender such Earn-In Shares to the depositary bank and withdraw the common shares of Pubco (the “PubCo Common Shares”) underlying these Earn-In Shares and cancel those PubCo Common Shares, subject to applicable laws.The “VWAP”means the volume weighted average price of a PubCo ADS on the Trading Market as reported on Bloomberg (or an equivalent, reliable reporting service as reasonably determined by the Sponsor and accepted by PubCo (acting reasonably) in the event that Bloomberg ceases to report such volume weighted average price during the term of the Amended and Restated Sponsor Support Agreement).

On December 15, 2023, the Sponsor failed to fund $30,000,000 proceeds as described in the Amended and Restated Sponsor Support Agreement and Deed, thus, immediately after the Merger Effective Time, the Earn-in Shares will become unvested ADSs and will vest subject to the Earn-In Event during the Earn-In Period.

AP ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

Liquidity, Capital Resources, and Going Concern

As of December 31, 2023, the Company had cash of $200,864 and a working capital deficit of $6,801,008.

The Company’s liquidity needs prior to the IPO had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the founder shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $142,882, which was paid in full on December 21, 2021 (see Note 5). In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of December 31, 2023, there were no amounts outstanding under any Working Capital Loans.

On June 16, 2023, the Company issued an unsecured non-convertible promissory note to the Sponsor (as described in Note 5), pursuant to which the Company may borrow up to $1,725,000 from the Sponsor. On June 21, 2023, the Company received all $1,725,000 and deposited it in Trust Account to extend the Termination Date to September 21, 2023.

On September 19, 2023, the Company issued the Extension Note (as described in Note 5) in the principal amount of up to $1,800,000 to the Payee, pursuant to which the Payee agreed to deposit into the Company’s Trust Account $200,000 each month (or a pro rata portion thereof if less than a month). From September 2023 to December, 2023, the Sponsor deposited four tranches of $200,000, for an aggregate of $800,000, into the Trust Account. Up to the date the financial statements were issued, our Sponsor deposited seven tranches of $200,000, for an aggregate of $1,400,000 into the Trust Account.

On September 19, 2023, November 3, 2023 and January 12, 2024, the Company issued three working capital loan notes (Working Capital Note No.1, Working Capital Note No.2, Working Capital Note No.3, as described in Note 5, collectively called “Working Capital Notes”) in the principal amount of up to $960,000 to the Sponsor. The Working Capital Notes bear no interest and are payable promptly after the date on which the Company consummates an initial business combination. As of December 31, 2023, the Company received $460,000 under the Working Capital Notes. Up to the date the audited financial statements were issued, the Company received $960,000 in full under the three Working Capital Notes.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until April 21, 2024 (or June 21, 2024 subject to additional extension deposits of $200,000 each month) to consummate the initial Business Combination. The Company intends to complete the initial Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by April 21, 2024 (or June 21, 2024 subject to additional extension deposits of $200,000 each month). Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 21, 2024 (or June 21, 2024 subject to additional extension deposits of $200,000 each month).

AP ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

Risks and Uncertainties

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

Use of Estimates

The preparation of financial statement in conformity with accounting principles generally accepted in the United States of America. The preparation of financial statements also requires the managements to make estimates and assumptions that affect the reported amounts of assets, liabilities, costs and expenses and related disclosures. The management bases their estimates on historical experience and on various other assumptions that they believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management.

AP ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $200,864 and $314,229 in cash as of December 31, 2023 and 2022, respectively. The Company did not have any cash equivalents as of December 31, 2023 and 2022.

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

As of December 31, 2023 and 2022, the Company had $125,947,511 and $180,237,929 held in the Trust Account, respectively. On October 3, 2023, the Company paid $64,953,170 to public shareholders for their redemption of 5,947,466 Class A ordinary shares, leaving about $123.69 million in the Trust Account.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets, primarily due to its short-term nature.

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

AP ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2023 and 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2023 and 2022, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2023 and 2022, 11,302,534 and 17,250,000 Class A ordinary shares subject to possible redemption, respectively, are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of Class A ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

AP ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

As of December 31, 2023 and 2022, the amount of Class A ordinary shares reflected on the balance sheets are reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Proceeds allocated to Public Warrants	(7,417,500)
Class A ordinary shares issuance costs	(10,024,022)
Plus:
Remeasurement adjustment on redeemable ordinary shares	25,179,451
Class A ordinary shares subject to possible redemption, December 31, 2022	180,237,929
Less:
Redemption of shares	(64,953,169)
Plus:
Remeasurement adjustment on redeemable ordinary shares	8,137,751
Additional amount deposited into Trust Account	2,525,000
Class A ordinary shares subject to possible redemption, December 31, 2023	$125,947,511

Stock Compensation Expense

The Company accounts for stock-based compensation expense in accordance with ASC 718, “Compensation – Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date and recognized over the requisite service period. To the extent a stock-based award is subject to a performance condition, the amount of expense recorded in a given period, if any, reflects an assessment of the probability of achieving such performance condition, with compensation recognized once the event is deemed probable to occur. Forfeitures are recognized as incurred (see Note 5 for more discussion about the details). For the year ended December 31, 2023 and 2022, share-based compensation expenses recognized by the Company was $362,508 and $378,043.

Net Income per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 19,250,000 potential ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the year ended December 31, 2023 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary shares is the same as basic net income per ordinary shares for the period. In connection with the vote to approve the Extension Amendment on September 15, 2023, holders of 5,947,466 Class A ordinary shares of the Company properly exercised their right to redeem their shares. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	For the Year Ended December 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$2,715,369	$741,150	$981,146	$245,286
Denominator:
Basic and diluted weighted-average shares outstanding	15,799,796	4,312,500	17,250,000	4,312,500
Basic and diluted net income per share	$0.17	$0.17	$0.06	$0.06

AP ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 for the Company and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 since January 1, 2024, the adoption of ASU 2020-06 has no impact on the Company’s financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

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

AP ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

On November 24, 2021, the Sponsor transferred an aggregate of 90,000 Class B ordinary shares to the Company’s three independent directors for an aggregate purchase price of $360. The sale of the Founders Shares to the Company’s independent directors, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Company used a Monte Carlo Model that values the Founder Shares granted to the directors. The key inputs into the Monte Carlo simulation model were (i) risk- free interest rate of 0.93%, (ii) volatility of 13.2%, (iii) estimated term of 2.72 years. According to Monte Carlo simulation, the fair value of the 90,000 shares sold to the Company’s independent directors was approximately $757,122 or $8.412 per share. The appointment of the Company’s independent directors was effective upon the IPO’s Effective Date of December 16, 2021. The Founders Shares were effectively sold subject to a performance condition (i.e., the service period). Compensation expense related to the Founders Shares is recognized according to the service period before the Business Combination, because if the independent directors resign from the Board prior to completion of the Business Combination they must forfeit a pro rata portion of the compensation equal to the portion of the term remaining at the time of the resignation, assuming the Business Combination will be completed two years after the Effective Date. As of December 31, 2023, the independent directors had not resigned from the Company. For the year ended December 31, 2023 and 2022, share-based compensation expenses recognized by the Company was $362,508 and $378,043, respectively.

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

On June 16, 2023, the Sponsor agreed to loan the Company an aggregate principal amount of $1,725,000 in connection with the proposed extension of the deadline by which the Company must complete an initial business combination from June 21, 2023 to September 21, 2023. These loans are non-interest bearing, unsecured, non-convertible and are due at the closing of the initial Business Combination. As of December 31, 2023, the outstanding balance is $1,725,000.

On September 19, 2023, the Company issued a non-convertible promissory note (the “Extension Note”) in the principal amount of up to $1,800,000 to the Payee, pursuant to which, the Payee agreed to deposit into the Company’s Trust Account $200,000 each month (or a pro rata portion thereof if less than a month) until the earlier of (i) the consummation of a Business Combination, and (ii)

AP ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

the Extended Date. The Extension Note bears no interest and is payable promptly after the date on which the Company consummates an initial Business Combination. As of December 31, 2023, the outstanding balance is $800,000 under the Extension Note.

On September 19, 2023, the Company issued a non-convertible promissory note (the “Working Capital Note No.1”) in the principal amount of up to $160,000 to the Sponsor, to raise funds for working capital purposes. The Working Capital Note No.1 bears no interest and is payable promptly after the date on which the Company consummates an initial Business Combination. As of December 31, 2023, the outstanding balance is $160,000 under Working Capital Note No.1.

On November 3, 2023, the Company issued a promissory note (the “Working Capital Note No.2”) in the principal amount of up to $300,000 to the Sponsor, to raise funds for working capital purposes. The Working Capital Note No. 2 bears no interest and is payable promptly after the date on which the Company consummates an initial Business Combination.As of December 31, 2023, the outstanding balance is $300,000 under Working Capital Note No.2.

On January 12, 2024, the Company issued a promissory note (the “Working Capital Note No.3”) in the principal amount of up to $500,000 to the Sponsor, to raise funds for working capital purposes. The Working Capital Note No. 3 bears no interest and is payable promptly after the date on which the Company consummates an initial Business Combination. Up to the date the audited financial statements were issued, the outstanding balance is $500,000 under Working Capital Note No.3.

Working Capital Loans

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of December 31,2023 and 2022, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

Commencing on December 16, 2021 through the earlier of consummation of the initial Business Combination and the liquidation, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative support and to reimburse the Sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial Business Combination. For the year ended December 31, 2023 and 2022, the Company accrued $120,000 and $120,000, respectively, under the Administrative Services Agreement, which is included in due to related party on the accompanying balance sheets. As of December 31, 2023 and 2022, the balance of due to related party in connection with administrative service were $245,333 and $125,333, respectively.

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

AP ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

Note 7 - Shareholders’ Deficit

Preference shares - The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A ordinary shares - The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31,2023 and 2022, there were no Class A ordinary shares issued or outstanding, excluding 11,302,534 and 17,250,000 Class A ordinary shares subject to possible redemption.

Class B ordinary shares - The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. On April 29, 2021, the Sponsor paid $25,000, or approximately $0.004 per share, to cover certain offering costs in consideration for 5,750,000 Class B ordinary shares, par value $0.0001.

On October 22, 2021, 1,437,500 founder shares were surrendered to the Company for cancellation for no consideration, resulting in 4,312,500 Class B ordinary shares outstanding. All share amounts and related information have been retroactively restated to reflect the share surrender. The founder shares include up to 562,500 Class B ordinary shares subject to forfeiture if the over-allotment

AP ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

option is not exercised in full or in part by the underwriter, so that the initial shareholder collectively owned 20% of the Company’s issued and outstanding ordinary shares after the IPO. As a result of the underwriters’ election to fully exercise their over-allotment option on December 21, 2021, no Class B ordinary shares are currently subject to forfeiture. As of December 31, 2023 and 2022, there were 4,312,500 Class B ordinary shares issued or outstanding.

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

The Founder Shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares issued upon conversion will not have redemption rights or be entitled to liquidating distributions from the Trust Account if the Company does not consummate an initial Business Combination) at the time of the initial Business Combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon the completion of the IPO, plus (ii) the total number of Class A ordinary shares issued, deemed issued or issuable upon conversion or exercise of any equity linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued or to be issued to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, its affiliates or any member of the Company’s management team upon conversion of Working Capital Loans (unless the holders of a majority of the issued and outstanding Class B ordinary shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance). Other than the Earn-in Shares as described in Note 1, in no other event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one to one.

Warrants

As of December 31, 2023, there were 8,625,000 Public Warrants and 10,625,000 Private Placement Warrants outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (i) the Company issues additional Class A ordinary shares or equity linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (iii) the volume weighted average trading price of the Company’s Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummate the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described adjacent to “Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” and “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described adjacent to the caption “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

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

AP ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

AP ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

Note 8 - Recurring Fair Value Measurements

As of December 31, 2023, all amounts held in the Trust Account were deposited in an interest-bearing deposit account. The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2022, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

			Significant	Significant
		Quoted Prices	Other	Other
	Carrying Value	in Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - Money Market Fund	$180,237,929	$180,237,929	$—	$—
	$180,237,929	$180,237,929	$—	$—

Note 9 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On January 12, 2024, the Company issued a promissory note (the “Working Capital Note No.3”) in the principal amount of up to $500,000 to the Sponsor, to raise funds for working capital purposes. The Working Capital Note No. 3 bears no interest and is payable promptly after the date on which the Company consummates an initial Business Combination. Up to the date the audited financial statements were issued, the outstanding balance is $500,000 under Working Capital Note No.3.

From January 2024 to March 2024, the Sponsor deposited three tranches of $200,000, for an aggregated of $600,000 into the Trust Account. Up to the date the financial statements were issued, the outstanding balance under the Extension Note was $1,400,000.