Form 10-Q
period 2024-03-31
AP Acquisition Corp
filed 2024-05-15
CIK 1862993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 13, 2024, 11,302,534 shares of Class A ordinary shares, par value $0.0001, and 4,312,500 shares of Class B ordinary shares, par value $0.0001, were issued and outstanding.

AP ACQUISITION CORP
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

i

ITEM 1. FINANCIAL STATEMENTS

AP ACQUISITION CORP

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(Unaudited)
Assets
Current assets:
Cash	$222,325	$200,864
Prepaid expense	81,653	9,234
Total current assets	303,978	210,098
Cash held in Trust Account	128,197,607	125,947,511
Total assets	$128,501,585	$126,157,609

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Accrued offering costs and expenses	$3,897,219	$3,780,773
Promissory note - related party	4,085,000	2,985,000
Due to related party	275,333	245,333
Total current liabilities	8,257,552	7,011,106
Deferred underwriting commissions	6,037,500	6,037,500
Total liabilities	14,295,052	13,048,606

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 11,302,534 shares at $11.34 and $11.14 redemption value for March 31, 2024 and December 31, 2023, respectively	128,197,607	125,947,511

Shareholders’ Deficit:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 11,302,534 shares subject to possible redemption) at March 31, 2024 and December 31, 2023, respectively	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 4,312,500 shares issued and outstanding at March 31, 2024 and December 31, 2023	431	431
Additional paid-in capital	—	—
Accumulated deficit	(13,991,505)	(12,838,939)
Total shareholders’ deficit	(13,991,074)	(12,838,508)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$128,501,585	$126,157,609

The accompanying notes are an integral part of these unaudited condensed financial statements.

AP ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2024	2023
Operating costs	$552,566	$1,596,815
Loss from operations	(552,566)	(1,596,815)

Other income:
Stock Compensation Expense	—	(93,216)
Interest earned on cash and investments held in Trust Account	1,650,096	1,912,415
Total other income, net	1,650,096	1,819,199

Net income	$1,097,530	$222,384
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	11,302,534	17,250,000
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.07	$0.01
Basic and diluted weighted average shares outstanding, Class B ordinary shares	4,312,500	4,312,500
Basic and diluted net income per share, Class B ordinary shares	$0.07	$0.01

The accompanying notes are an integral part of these unaudited condensed financial statements.

AP ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Class A		Class B		Additional		Total
	Ordinary Share		Ordinary Share		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2023	—	$—	4,312,500	$431	$—	$(12,838,939)	$(12,838,508)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(2,250,096)	(2,250,096)
Net income	—	—	—	—	—	1,097,530	1,097,530
Balance as of March 31, 2024	—	$—	4,312,500	$431	$—	$(13,991,505)	$(13,991,074)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A		Class B		Additional		Total
	Ordinary Share		Ordinary Share		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	—	$—	4,312,500	$431	$—	$(5,995,215)	$(5,994,784)
Stock Compensation Expense	—	—	—	—	93,216	—	93,216
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	(93,216)	(1,819,199)	(1,912,415)
Net income	—	—	—	—	—	222,384	222,384
Balance as of March 31, 2023	—	$—	4,312,500	$431	$—	$(7,592,030)	$(7,591,599)

AP ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2024	2023
Cash Flows from Operating Activities:
Net income	$1,097,530	$222,384
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and investments held in Trust Account	(1,650,096)	(1,912,415)
Stock based compensation expense	—	93,216
Changes in operating assets and liabilities:
Prepaid expenses	(72,419)	(41,045)
Due to related party	30,000	33,072
Accounts payable and accrued expenses	116,446	1,437,649
Net cash used in operating activities	(478,539)	(167,139)

Cash Flows from Investing Activities:
Deposit to Trust Account	(600,000)	—
Net cash used in Investing activities	(600,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of promissory note	1,100,000	—
Net cash provided by Financing activities	1,100,000	—

Net Change in Cash	21,461	(167,139)
Cash - Beginning	200,864	314,229
Cash - Ending	$222,325	$147,090

Non-cash investing and financing activities:
Remeasurement of Class A ordinary shares subject to redemption	$2,250,096	$1,912,415

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

As of March 31, 2024, the Company had not commenced any operations. All activity for the period from April 22, 2021 (inception) through March 31, 2024 relates to the Company’s formation and the initial public offering (“IPO”), identifying a target company for a Business Combination and proceeding to complete the Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generated non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Liquidity, Capital Resources, and Going Concern

As of March 31, 2024, the Company had cash of $222,325 and a working capital deficit of $7,953,574.

The Company’s liquidity needs prior to the IPO had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the founder shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $142,882, which was paid in full on December 21, 2021 (see Note 5). In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of March 31, 2024, there were no amounts outstanding under any Working Capital Loans.

On June 16, 2023, the Company issued an unsecured non-convertible promissory note to the Sponsor (as described in Note 5), pursuant to which the Company may borrow up to $1,725,000 from the Sponsor. On June 21, 2023, the Company received all $1,725,000 and deposited it in Trust Account to extend the Termination Date to September 21, 2023. As of March 31, 2024, the outstanding balance is $1,725,000.

On September 19, 2023, the Company issued the Extension Note (as described in Note 5) in the principal amount of up to $1,800,000 to the Payee, pursuant to which the Payee agreed to deposit into the Company’s Trust Account $200,000 each month (or a pro rata portion thereof if less than a month). From September 2023 to December 2023, the Sponsor deposited four tranches of $200,000, for an aggregate of $800,000, into the Trust Account. From January 2024 to March 2024, the Sponsor deposited three tranches of $200,000, for an aggregated of $600,000 into the Trust Account. As of March 31, 2024, our Sponsor deposited seven tranches of $200,000, for an aggregate of $1,400,000 into the Trust Account.

On September 19, 2023, November 3, 2023 and January 12, 2024, the Company issued three working capital loan notes (Working Capital Note No.1, Working Capital Note No.2, Working Capital Note No.3, as described in Note 5, collectively called “Working Capital Notes”) in the principal amount of up to $960,000 to the Sponsor. The Working Capital Notes bear no interest and are payable promptly after the date on which the Company consummates an initial business combination. As of March 31, 2024, the Company received $960,000 in full under the three Working Capital Notes.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until May 21, 2024 (or June 21, 2024 subject to additional extension deposits of $200,000 each month) to consummate the initial Business Combination. The Company intends to complete the initial Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by May 21, 2024 (or June 21, 2024 subject to additional extension deposits of $200,000 each month). Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 21, 2024 (or June 21, 2024 subject to additional extension deposits of $200,000 each month).

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

The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future interim periods. These unaudited condensed financial statements and accompanying notes should be read in conjunction with the Company’s annual financial statements and accompanying notes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on March 28, 2024.

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

Use of Estimates

The preparation of unaudited condensed financial statement in conformity with accounting principles generally accepted in the United States of America. The preparation of unaudited condensed financial statements also requires the managements to make estimates and assumptions that affect the reported amounts of assets, liabilities, costs and expenses and related disclosures. The management bases their estimates on historical experience and on various other assumptions that they believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $222,325 and $200,864 in cash as of March 31, 2024 and December 31, 2023, respectively. The Company did not have any cash equivalents as of March 31, 2024 and December 31, 2023.

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

As of March 31, 2024 and December 31, 2023, the Company had $128,197,607 and $125,947,511 held in the Trust Account, respectively. The Company did not have any investment held in the Trust Account as of March 31, 2024 and December 31, 2023. On October 3, 2023, the Company paid $64,953,170 to public shareholders for their redemption of 5,947,466 Class A ordinary shares, leaving about $123.69 million in the Trust Account.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2024 and December 31, 2023. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2024 and December 31, 2023, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2024 and December 31, 2023, 11,302,534 Class A ordinary shares  subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of Class A ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

As of March 31, 2024 and December 31, 2023, the amount of Class A ordinary shares reflected on the balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption, December 31, 2022	180,237,929
Less:
Redemption of shares	(64,953,169)
Plus:
Remeasurement adjustment on redeemable ordinary shares	8,137,751
Additional amount deposited into Trust Account	2,525,000
Class A ordinary shares subject to possible redemption, December 31, 2023	$125,947,511
Plus:
Remeasurement adjustment on redeemable ordinary shares	2,250,096
Class A ordinary shares subject to possible redemption, March 31, 2024	$128,197,607

Stock Compensation Expense

The Company accounts for stock-based compensation expense in accordance with ASC 718, “Compensation – Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date and recognized over the requisite service period. To the extent a stock-based award is subject to a performance condition, the amount of expense recorded in a given period, if any, reflects an assessment of the probability of achieving such performance condition, with compensation recognized once the event is deemed probable to occur. Forfeitures are recognized as incurred (see Note 5 for more discussion about the details). For the three months ended March 31, 2024 and 2023, share-based compensation expenses recognized by the Company was $0 and $93,216, respectively.

Net Income per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 19,250,000 potential ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three months ended March 31, 2024 and 2023 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary shares is the same as basic net income per ordinary shares for the period. In connection with the vote to approve the Extension Amendment on September 15, 2023, holders of 5,947,466 Class A ordinary shares of the Company properly exercised their right to redeem their shares. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	For the Three months Ended March 31,
	2024		2023
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$794,418	$303,112	$177,907	$44,477
Denominator:
Basic and diluted weighted-average shares outstanding	11,302,534	4,312,500	17,250,000	4,312,500
Basic and diluted net income per share	$0.07	$0.07	$0.01	$0.01

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

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 for the Company and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 since January 1, 2024, the adoption of ASU 2020 - 06 has no impact on the Company’s unaudited condensed financial statements.

In December 2023, the FASB issued ASU 2023 - 09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023 - 09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023 - 09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023 - 09 will have a material impact on its financial statements and disclosures.

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

On November 24, 2021, the Sponsor transferred an aggregate of 90,000 Class B ordinary shares to the Company’s three independent directors for an aggregate purchase price of $360. The sale of the Founders Shares to the Company’s independent directors, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Company used a Monte Carlo Model that values the Founder Shares granted to the directors. The key inputs into the Monte Carlo simulation model were (i) risk- free interest rate of 0.93%, (ii) volatility of 13.2%, (iii) estimated term of 2.72 years. According to Monte Carlo simulation, the fair value of the 90,000 shares sold to the Company’s independent directors was approximately $757,122 or $8.412 per share. The appointment of the Company’s independent directors was effective upon the IPO’s Effective Date of December 16, 2021. The Founders Shares were effectively sold subject to a performance condition (i.e., the service period). Compensation expense related to the Founders Shares is recognized according to the service period before the Business Combination, because if the independent directors resign from the Board prior to completion of the Business Combination they must forfeit a pro rata portion of the compensation equal to the portion of the term remaining at the time of the resignation, assuming the Business Combination will be completed two years after the Effective Date. As of December 31, 2023, the independent directors had not resigned from the Company. For the three months ended March 31, 2024 and 2023, share-based compensation expenses recognized by the Company was $0 and $93,216, respectively.

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

On June 16, 2023, the Sponsor agreed to loan the Company an aggregate principal amount of $1,725,000 in connection with the proposed extension of the deadline by which the Company must complete an initial business combination from June 21, 2023 to September 21, 2023. These loans are non-interest bearing, unsecured, non-convertible and are due at the closing of the initial Business Combination. As of March 31, 2024 and December 31, 2023, the outstanding balance is $1,725,000.

On September 19, 2023, the Company issued a non-convertible promissory note (the “Extension Note”) in the principal amount of up to $1,800,000 to the Payee, pursuant to which, the Payee agreed to deposit into the Company’s Trust Account $200,000 each month (or a pro rata portion thereof if less than a month) until the earlier of (i) the consummation of a Business Combination, and (ii) the Extended Date. The Extension Note bears no interest and is payable promptly after the date on which the Company consummates an initial Business Combination. As of March 31, 2024  and December 31, 2023, the outstanding balance is $1,400,000 and $800,000 under the Extension Note, respectively.

On September 19, 2023, the Company issued a non-convertible promissory note (the “Working Capital Note No.1”) in the principal amount of up to $160,000 to the Sponsor, to raise funds for working capital purposes. The Working Capital Note No.1 bears no interest and is payable promptly after the date on which the Company consummates an initial Business Combination. As of March 31, 2024 and December 31, 2023, the outstanding balance is $160,000 under Working Capital Note No.1.

On November 3, 2023, the Company issued a promissory note (the “Working Capital Note No.2”) in the principal amount of up to $300,000 to the Sponsor, to raise funds for working capital purposes. The Working Capital Note No. 2 bears no interest and is payable promptly after the date on which the Company consummates an initial Business Combination. As of March 31, 2024 and December 31, 2023, the outstanding balance is $300,000 under Working Capital Note No.2.

On January 12, 2024, the Company issued a promissory note (the “Working Capital Note No.3”) in the principal amount of up to $500,000 to the Sponsor, to raise funds for working capital purposes. The Working Capital Note No. 3 bears no interest and is payable promptly after the date on which the Company consummates an initial Business Combination. As of March 31, 2024, the outstanding balance is $500,000 under Working Capital Note No.3.

Working Capital Loans

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of March 31, 2024 and December 31, 2023, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

Commencing on December 16, 2021 through the earlier of consummation of the initial Business Combination and the liquidation, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative support and to reimburse the Sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial Business Combination. For the three months ended March 31, 2024 and 2023, the Company accrued $30,000 under the Administrative Services Agreement, which is included in due to related party on the accompanying condensed balance sheets. As of March 31, 2024 and December 31, 2023, the balance of due to related party in connection with administrative service were $275,333 and $245,333, respectively.

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

Note 7 - Shareholders’ Deficit

Preference shares - The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A ordinary shares - The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2024 and December 31, 2023, there were no Class A ordinary shares issued or outstanding, excluding 11,302,534 Class A ordinary shares subject to possible redemption.

Class B ordinary shares - The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. On April 29, 2021, the Sponsor paid $25,000, or approximately $0.004 per share, to cover certain offering costs in consideration for 5,750,000 Class B ordinary shares, par value $0.0001.

On October 22, 2021, 1,437,500 founder shares were surrendered to the Company for cancellation for no consideration, resulting in 4,312,500 Class B ordinary shares outstanding. All share amounts and related information have been retroactively restated to reflect the share surrender. The founder shares include up to 562,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter, so that the initial shareholder collectively owned 20% of the Company’s issued and outstanding ordinary shares after the IPO. As a result of the underwriters’ election to fully exercise their over-allotment option on December 21, 2021, no Class B ordinary shares are currently subject to forfeiture. As of March 31, 2024 and December 31, 2023, there were 4,312,500 Class B ordinary shares issued or outstanding.

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

The Founder Shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares issued upon conversion will not have redemption rights or be entitled to liquidating distributions from the Trust Account if the Company does not consummate an initial Business Combination) at the time of the initial Business Combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon the completion of the IPO, plus (ii) the total number of Class A ordinary shares issued, deemed issued or issuable upon conversion or exercise of any equity linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued or to be issued to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, its affiliates or any member of the Company’s management team upon conversion of Working Capital Loans (unless the holders of a majority of the issued and outstanding Class B ordinary shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance). Other than the Earn - in Shares as described in Note 1, in no other event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one to one.

Warrants

As of March 31, 2024 and December 31, 2023, there were 8,625,000 Public Warrants and 10,625,000 Private Placement Warrants outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (i) the Company issues additional Class A ordinary shares or equity linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (iii) the volume weighted average trading price of the Company’s Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummate the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described adjacent to “Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” and “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described adjacent to the caption “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

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

Note 8 - Subsequent Events

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

As of March 31, 2024, we have not commenced any operations. All activity for the period from April 22, 2021 (inception) through December 31, 2023, relates to our formation and initial public offering, and, since the completion of our initial public offering, identifying a target company for a Business Combination and proceeding to complete the Business Combination. We will not generate any operating revenues until after the completion of our initial business combination, at the earliest. We generate non - operating income in the form of interest income from the proceeds derived from our initial public offering and placed in the trust account.

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

In connection with the vote to approve the Extension Amendment, holders of 5,947,466 Class A ordinary shares properly exercised their right to redeem their shares. We paid $64,953,170 to these shareholders on October 3, 2023, for their redemption of the Class A ordinary shares, leaving about $123.69 million in the Trust Account. As of the date of this report, our Sponsor deposited seven tranches of $200,000, for an aggregate of $1,400,000 into the Trust Account under the amendment to the Company’s amended and restated memorandum and articles of association, and has until June 21, 2024 to complete its business combination.

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

On September 8, 2023, Pubco, JEPLAN, the Sponsor and the Company amended and restated (which was called the “Amended and Restated Sponsor Support Agreement and Deed”) the Sponsor Support Agreement and Deed dated on June 16, 2023. Pursuant to the Amended and Restated Sponsor Support Agreement and Deed, the Sponsor has also agreed that, to the extent that at an amount equal to the sum of (i) the committed proceeds from the private investments in public equity (the “PIPE”), excluding the PIPE Investment of $5,000,000 to be funded by the Sponsor pursuant to the Sponsor Subscription Agreement, and (ii) the amount equal to the product of (x) the aggregate number of Class A ordinary shares with respect to which the respective holders thereof have entered into one or more contracts with the Company agreeing not to exercise their redemption rights in connection with the Business Combination (excluding the 500,000 Subject Shares that are subject to the deed of non - redemption dated as of July 7, 2023 by Tokyo Century in favor of the Company) and (y) $10.00 is less than $30,000,000 as of 11:59 p.m., New York time on December 15, 2023, then (a) immediately after the Merger Effective Time, twenty percent (20)% of the ADSs exchanged for the cancellation of the Founder Shares held of record by the Sponsor (the “Earn - In Shares”) immediately prior to the Merger Effective Time will become unvested ADSs and will vest if the VWAP (as defined below) of the ADSs is equal to or greater than $12.00 per ADS for any twenty (20) trading days within any thirty (30) trading day period (the “Earn - In Event”) during the period commencing from the Merger Effective Time and ending on (and including) the fifth (5th) anniversary of the closing of the Merger (the “Earn - In Period”). If the Earn - In Event has not occurred as of the end of the Earn - In Period, all of the Earn - In Shares shall, at the end of the Earn - In Period, be automatically forfeited by Sponsor to PubCo for no consideration and the Sponsor shall surrender and shall promptly instruct the depositary bank to transfer such Earn - In Shares to PubCo, upon which forfeiture PubCo shall surrender such Earn - In Shares to the depositary bank and withdraw the common shares of Pubco (the “PubCo Common Shares”) underlying these Earn - In Shares and cancel those PubCo Common Shares, subject to applicable laws.The “VWAP”means the volume weighted average price of a PubCo ADS on the Trading Market as reported on Bloomberg (or an equivalent, reliable reporting service as reasonably determined by the Sponsor and accepted by PubCo (acting reasonably) in the event that Bloomberg ceases to report such volume weighted average price during the term of the Amended and Restated Sponsor Support Agreement).

On December 15, 2023, the Sponsor failed to fund $30,000,000 proceeds as described in the Amended and Restated Sponsor Support Agreement and Deed, thus, immediately after the Merger Effective Time, the Earn - in Shares will become unvested ADSs and will vest subject to the Earn - In Event during the Earn - In Period.

Results of Operations

As of March 31, 2024, we have not commenced any operations. All activity for the period from April 22, 2021 (inception) through March 31, 2024, relates to our formation and initial public offering, and, since the completion of our initial public offering, searching for a target to consummate an initial business combination. We will not generate any operating revenues until after the completion of our initial business combination, at the earliest. We generate non - operating income in the form of interest income from the proceeds derived from our initial public offering and placed in the trust account.

For the three months ended March 31, 2024, we had a net income of $1,097,530, which consisted of interest income earned on cash and investments held in our Trust Account of $1,650,096, offset by operating costs of $552,566.

For the three months ended March 31, 2023, we had a net income of $222,384, which consisted of interest income earned on marketable securities held in our Trust Account of $1,912,415, offset by operating costs of $1,596,815, and stock compensation expense of $93,216.

Liquidity, Capital Resources and Going Concern

As of March 31, 2024, we had cash outside our trust account of $222,325, available for working capital needs. All remaining cash was held in the trust account and is generally unavailable for our use, prior to an initial business combination.

For the three months ended March 31, 2024, net cash used in operating activities was $478,539. The net income of $1,097,530 was impacted by interest earned on cash and investments held in Trust Account of $1,650,096 and by changes in operating assets and liabilities, which provided $74,027 of cash in operating activities, primarily due to the increase in accounts payable and accrued expenses.

For the three months ended March 31, 2023, net cash used in operating activities was $167,139. The net income of $222,384 was impacted by interest earned on cash and investments held in Trust Account of $1,912,415, share-based compensation expenses of $93,216 and by changes in operating assets and liabilities, which provided by $1,429,676 of cash in operating activities, primarily due to the increase in accounts payable and accrued expenses.

For the three months ended March 31, 2024, net cash used in investing activities was $600,000, consisting of cash deposited into Trust Account.

For the three months ended March 31, 2023, net cash provided by/used in investing activities was $0.

For the three months ended March 31, 2024, net cash provided by financing activities was $1,100,000, consisting of the proceeds from issuance of promissory note to related party.

For the three months ended March 31, 2023, net cash provided by/used in financing activities was $0.

On June 16, 2023, we issued an unsecured non-convertible promissory note to the Sponsor (as described in Note 5), pursuant to which we may borrow up to $1,725,000 from the Sponsor. On June 21, 2023, we received all $1,725,000 and deposited it in Trust Account to extend the date by which we must complete an initial business combination to September 21, 2023. As of March 31, 2024 and December 31, 2023, the outstanding balance is $1,725,000 under the Extension Note.

On September 19, 2023, we issued a non-convertible promissory note (the “Extension Note”) in the principal amount of up to $1,800,000 to the Payee, pursuant to which, the Payee agreed to deposit into our Trust Account $200,000 each month (or a pro rata portion thereof if less than a month) until the earlier of (i) the consummation of a Business Combination, and (ii) the Extended Date. The Extension Note bears no interest and is payable promptly after the date on which we consummate an initial Business Combination. As of March 31, 2024 and December 31, 2023, the outstanding balance is $1,400,000 and $800,000 under the Extension Note, respectively.

On September 19, 2023, we issued a non-convertible promissory note (the “Working Capital Note No. 1”) in the principal amount of up to $160,000 to the Sponsor, to raise funds for working capital purposes. The Working Capital Note No.1 bears no interest and is payable promptly after the date on which we consummate an initial Business Combination. As of March 31, 2024 and December 31, 2023, the outstanding balance is $160,000 under Working Capital Note No.1.

On November 3, 2023, we issued a non - convertible promissory note (the “Working Capital Note No. 2”) in the principal amount of up to $300,000 to the Sponsor, to raise funds for working capital purposes. The Working Capital Note No.2 bears no interest and is payable promptly after the date on which we consummate an initial Business Combination. As of March 31, 2024 and December 31, 2023, the outstanding balance is $300,000 under Working Capital Note No.2.

On January 12, 2024, we issued a non - convertible promissory note (the “Working Capital Note No. 3”) in the principal amount of up to $500,000 to the Sponsor, to raise funds for working capital purposes. The Working Capital Note No.3 bears no interest and is payable promptly after the date on which we consummate an initial Business Combination. As of March 31, 2024, the outstanding balance is $500,000 under Working Capital Note No.3.

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

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until May 21, 2024 (or June 21, 2024 subject to additional extension deposits of $200,000 each month) to consummate the initial Business Combination. We intend to complete the initial Business Combination before the mandatory liquidation date. However, there can be no assurance that we will be able to consummate any business combination by May 21, 2024 (or June 21, 2024 subject to additional extension deposits of $200,000 each month). Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after May 21, 2024 (or June 21, 2024 subject to additional extension deposits of $200,000 each month).

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of March 31, 2024, we did not have any long-term debt, capital or operating lease obligations.

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

On June 16, 2023, the Sponsor agreed to loan the Company an aggregate principal amount of $1,725,000 in connection with the proposed extension of the deadline by which the Company must complete an initial business combination from June 21, 2023 to September 21, 2023. These loans are non-interest bearing, unsecured, non-convertible and are due at the closing of the initial Business Combination. As of March 31, 2024 and December 31, 2023, the outstanding balance is $1,725,000 under the Extension Note.

On September 19, 2023, we issued a non-convertible promissory note (the “Extension Note”) in the principal amount of up to $1,800,000 to the Payee, pursuant to which, the Payee agreed to deposit into our Trust Account $200,000 each month (or a pro rata portion thereof if less than a month) until the earlier of (i) the consummation of a Business Combination, and (ii) the Extended Date. The Extension Note bears no interest and is payable promptly after the date on which we consummate an initial Business Combination. As of March 31, 2024 and December 31, 2023, the outstanding balance is $1,400,000 and $800,000 under the Extension Note, respectively.

On September 19, 2023, we issued a non-convertible promissory note (the “Working Capital Note No. 1”) in the principal amount of up to $160,000 to the Sponsor, to raise funds for working capital purposes. The Working Capital Note No.1 bears no interest and is payable promptly after the date on which we consummate an initial Business Combination. As of March 31, 2024 and December 31, 2023, the outstanding balance is $160,000 under Working Capital Note No.1.

On November 3, 2023, we issued a non-convertible promissory note (the “Working Capital Note No. 2”) in the principal amount of up to $300,000 to the Sponsor, to raise funds for working capital purposes. The Working Capital Note No.2 bears no interest and is payable promptly after the date on which we consummate an initial Business Combination. As of March 31, 2024 and December 31, 2023, the outstanding balance is $300,000 under Working Capital Note No.2.

On January 12, 2024, we issued a non-convertible promissory note (the “Working Capital Note No. 3”) in the principal amount of up to $500,000 to the Sponsor, to raise funds for working capital purposes. The Working Capital Note No.3 bears no interest and is payable promptly after the date on which we consummate an initial Business Combination. As of March 31, 2024, the outstanding balance is $500,000 under Working Capital Note No.3.

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

Critical Accounting Estimates

We prepare our unaudited condensed financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of unaudited condensed financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. We did not identify any critical accounting estimates.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based upon their evaluation, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

During the three months ended March 31, 2024, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 28, 2024. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

AP ACQUISITION CORP

Date: May 15, 2024		/s/ Keiichi Suzuki
	Name:	Keiichi Suzuki
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 15, 2024		/s/ Richard Lee Folsom
	Name:	Richard Lee Folsom
	Title:	Chairman, Director
(Principal Financial and Accounting Officer)